Form 10-Q
period 1996-06-30
AVALON PROPERTIES INC
filed 1996-08-14
CIK 911536

================================================================================




                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1996


                         Commission file number 1-12452


                            AVALON PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)

                             -------------------
Maryland                                                        06-1379111
(State or other jurisdiction of                                 Employer
incorporation or organization)                                  cation No.)


                                 15 River Road
                           Wilton, Connecticut 06897
             (Address of principal executive offices) - (Zip Code)

                                 (203) 761-6500
              (Registrant's telephone number, including area code)

                             -------------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                Yes /X/      No / /




                        APPLICABLE ONLY TO CORPORATE
                        -----------------------------

Indicate the number of shares outstanding of each issuer's classes of common stock as of the latest practicable date:


              30,723,589 shares outstanding as of August 9, 1996.


================================================================================

                            AVALON PROPERTIES, INC.



                                     INDEX

PART I         FINANCIAL INFORMATION

Item 1         Financial Statements                                                            Page
                                                                                               ----

               Condensed Consolidated Balance Sheets as of June 30, 1996
               and December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

               Condensed Consolidated Statements of Operations for the three and six months ended June 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . .  2

               Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . .  3

               Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . .  4

Item 2         Management's Discussion and Analysis of Financial Condition
               and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

PART II        OTHER INFORMATION

Item 1         Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22

Item 2         Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22

Item 3         Defaults upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . .   22

Item 4         Submission of Matters to a Vote of Stockholders  . . . . . . . . . . . . . . .   22

Item 5         Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22

Item 6         Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . .   22

               Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   23

PART I  FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                            AVALON PROPERTIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                   (Dollars in thousands, except share data)


ASSETS                                                                                          06/30/96                   12/31/95
                                                                                              -----------                 ----------
Real estate (Notes 1, 2, 3 and 7)
   Land                                                                                         $138,098                   $128,754
   Buildings and improvements                                                                    575,575                    521,082
   Furniture, fixtures and equipment                                                              22,917                     19,369
                                                                                              -----------                 ----------
                                                                                                 736,590                    669,205
      Less:  accumulated depreciation                                                            (35,753)                   (27,059)
                                                                                              -----------                 ----------
                                                                                                 700,837                    642,146
   Construction in progress (including land)                                                     176,182                    113,228
                                                                                              -----------                 ----------
            TOTAL REAL ESTATE, NET                                                               877,019                    755,374

Cash and cash equivalents                                                                          2,113                      1,801
Cash in escrow                                                                                     4,045                      3,940
Resident security deposits                                                                         5,274                      4,193
Investments in joint ventures (Note 6)                                                             2,114                      1,735
Deferred financing and other costs, net (Note 2)                                                   9,214                      9,959
Deferred development costs, prepaid expenses and other assets (Note 2)                            11,466                      9,709
                                                                                              -----------                 ----------
            TOTAL ASSETS                                                                        $911,245                   $786,711
                                                                                              ===========                 ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Unsecured facilities (Notes 1 and 4)                                                             $38,500                    $58,000
Construction loans                                                                                    --                     10,477
Unsecured senior notes, 7-3/8% due 2002, net of unamortized discount                              99,858                     99,846
Mortgage notes payable (Note 7)                                                                  114,042                    114,900
Unsecured tax-exempt bonds (Note 7)                                                               14,130                     14,130
Unsecured tax-exempt custodial receipts, net of unamortized discount                              43,420                     43,333
Payables for construction                                                                         11,717                      9,710
Accrued expenses and other liabilities                                                            13,370                     11,522
Accrued interest payable                                                                           4,594                      4,477
Resident security deposits                                                                         5,928                      4,919
                                                                                              -----------                 ----------
            TOTAL LIABILITIES                                                                    345,559                    371,314
                                                                                              -----------                 ----------
Stockholders' equity
   Preferred stock, $.01 par value; 20,000,000 shares authorized;
      4,455,000 shares of 9% Series A cumulative redeemable
      preferred stock issued and outstanding at June 30, 1996                                         45                         --

   Common stock, $.01 par value; 80,000,000 shares authorized; 30,716,089 and 28,373,065 shares issued and outstanding at June 30, 1996
      and December 31, 1995, respectively                                                            307                        284

   Additional paid-in capital                                                                    580,168                    425,946
   Distributions in excess of accumulated earnings                                               (14,834)                   (10,833)
                                                                                              -----------                 ----------
            STOCKHOLDERS' EQUITY                                                                 565,686                    415,397
                                                                                              -----------                 ----------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $911,245                   $786,711
                                                                                              ===========                 ==========


    See accompanying notes to condensed consolidated financial statements.

                            AVALON PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                   (Dollars in thousands, except share data)


                                                               Three months ended                    Six months ended
                                                        ----------------------------         -----------------------------
                                                          6-30-96          6-30-95             6-30-96           6-30-95
                                                        ----------        ----------         -----------         ---------
Revenue:
   Rental income                                        $ 29,329           $ 22,539           $ 56,922           $ 43,954
   Management fees                                           394                505                796                995
   Other income                                              108                120                221                226
                                                        ----------        ----------         -----------         ---------
            Total revenue                                 29,831             23,164             57,939             45,175
                                                        ----------        ----------         -----------         ---------

Expenses:
   Operating expenses                                     11,234              8,518             22,168             16,579
   Interest expense                                        1,663              2,292              4,246              4,333
   Depreciation and amortization                           5,045              4,089              9,699              7,793
   General and administrative expenses                       887                820              1,850              1,584
                                                        ----------        ----------         -----------         ---------
            Total expenses                                18,829             15,719             37,963             30,289
                                                        ----------        ----------         -----------         ---------

Equity in income of joint ventures (Note 6)                  150                 68                316                184
Interest income                                              208                241                446                489
Minority interest income (Note 3)                            135                151                299                338
                                                        ----------        ----------         -----------         ---------
Net income                                                11,495              7,905             21,037             15,897
Dividends attributable to preferred stock                 (2,516)                --             (3,602)                --
                                                        ----------        ----------         -----------         ---------
Net income available to common stockholders            $   8,979           $  7,905           $ 17,435           $ 15,897
                                                        ==========        ==========         ===========         =========

Net income per weighted average
  common share outstanding (Note 2)                    $    0.29           $   0.28           $   0.57           $   0.56
                                                        ==========        ==========         ===========         =========


    See accompanying notes to condensed consolidated financial statements.

                            AVALON PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                             (Dollars in thousands)

                                                                                   Six months ended
                                                                          -------------------------------
                                                                              6-30-96           6-30-95
                                                                          -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                            $     21,037       $    15,897
    Adjustments to reconcile net income to
        cash provided by operating activities:
           Depreciation and amortization                                         9,699             7,793
           Increase (decrease) in resident
             security deposits, net of related liability                           (72)              482
           Increase in cash in escrow                                             (105)             (188)
           Increase in prepaid expenses
             and other assets                                                   (1,861)           (1,202)
           Increase in accrued expenses, other liabilities
             and accrued interest payable                                        1,965             1,039
                                                                          -------------     -------------
             Total adjustments                                                   9,626             7,924
                                                                          -------------     -------------
             Net cash provided by operating activities                          30,663            23,821
                                                                          -------------     -------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
    Increase in construction payables                                            2,007             3,195
    Purchase and development of real estate                                   (124,711)          (64,369)
                                                                          -------------     -------------
             Net cash used in investing activities                            (122,704)          (61,174)
                                                                          -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock, net                                               46,586               323
    Issuance of preferred stock, net                                           107,581                --
    Dividends paid                                                             (25,038)          (20,417)
    Borrowings under notes                                                          --            50,237
    Repayments of notes                                                         (6,340)           (1,545)
    Borrowings under unsecured facilities                                      101,000            95,125
    Repayments of unsecured facilities                                        (120,500)          (83,895)
    Borrowings under construction loans                                             31             3,615
    Repayments of construction loans                                           (10,508)           (5,172)
    Payments of deferred financing costs                                          (459)           (2,555)
                                                                          -------------     -------------
             Net cash provided by financing activities                          92,353            35,716
                                                                          -------------     -------------
             Net increase (decrease) in cash                                       312            (1,637)
Cash and cash equivalents, beginning of period                                   1,801             2,862
                                                                          -------------     -------------

Cash and cash equivalents, end of period                                   $     2,113        $    1,225
                                                                          =============     =============

Cash paid during period for interest, net of amount capitalized            $     3,415        $    3,501
                                                                          =============     =============


        Non-cash investing and financing activities: $5,581 of debt was assumed in connection with the Avalon Pines acquisition.



    See accompanying notes to condensed consolidated financial statements.

                            AVALON PROPERTIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

                 (Dollars in thousands, except per share data)


1.       Organization of the Company and Recent Developments

                 Avalon Properties, Inc. (the "Company") is a self-administered and self-managed Real Estate Investment Trust ("REIT"), as defined under the Internal Revenue Code of 1986, as amended, and was incorporated under the General Corporation Law of Maryland on August 24, 1993. The Company is engaged principally in the development, construction, acquisition and operation of residential apartment communities in the Northeast and Mid-Atlantic regions of the United States. Additionally, the Company provides management services for communities owned by unrelated parties.

                 On April 5, 1996, the Company notified the ten-member bank group that provides the Company's three-year revolving credit facility (the "Unsecured Facility") that the Company would reduce the borrowing capacity under the Unsecured Facility from $225,000 to $165,000.

                 On May 23, 1996, the Company purchased Avalon Pines (formerly The Huntington), a 174 apartment home, luxury garden-style community located in Virginia Beach, Virginia for $8,420. In connection with this acquisition, the Company assumed a conventional loan with an outstanding principal amount of approximately $5,600 and bearing an 8.0% annual fixed interest rate with a maturity date of December 2003. This community was managed by the Company prior to its acquisition.

 2.      Summary of Significant Accounting Policies

         Principles of Consolidation of the Company

                 The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned partnerships and subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         Real Estate

                 Buildings and improvements are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of 40 and 7 years, respectively. The Company's policy is to annually assess any impairment in value by making a comparison of the current and projected operating cash flows of each of its communities over its remaining useful life, on an undiscounted basis, to the carrying amount of each community. Such carrying amounts would be adjusted, if necessary, to reflect an impairment in the value of the assets. The cost of buildings and improvements include capitalized interest, property taxes and insurance incurred during the construction period. Furniture and fixtures are stated at cost and depreciated over their estimated useful lives of seven years. Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations or betterments that exceed $15 and extend the economic useful life of an asset are capitalized and depreciated over seven years.

         Deferred Financing and Development Costs

                 Deferred financing costs include fees and costs incurred to obtain financings and are amortized on a straight-line basis over the shorter of the term of the loan or the related credit enhancement facility, if applicable. Fees and other incremental costs incurred in developing new communities are capitalized as deferred development costs and are included in the cost of the community when construction commences. The accompanying condensed consolidated financial statements include a charge to expense for unrecoverable deferred development costs related to pre-development communities that may not proceed to development.

         Net Income per Common Share

                 Net income per common share for the six months ended June 30, 1996 and 1995 is based upon 30,481,694 and 28,358,087 weighted average number of shares of common stock outstanding, respectively. Net income per common share for the three months ended June 30, 1996 and 1995 is based upon 30,715,884 and 28,359,284 weighted average number of shares of common stock outstanding, respectively.

         Interim Financial Statements

                 These condensed consolidated financial statements are unaudited and were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of the Company's management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The operating results for these periods are not necessarily indicative of the operating results that may be attained for a full fiscal year.
         The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

3.       Senior Participating Mortgage Note

                 The Company's ownership of the senior participating mortgage note related to the Town Arbor Partnership ("Avalon Arbor") has been accounted for as an investment in real estate. Minority interest represents the excess of the interest income at the pay-rate on the mortgage note over the cash flow from operations generated by the community. This excess is committed to be funded by the minority partners. The minority partners have funded their required capital contributions of $4,832. At June 30, 1996, the partnership had $3,201 of cash from these contributions available to fund interest payments. The note bears interest at 10.2%. Upon acquisition, the note was restructured to provide for a 9% pay rate. The difference between the stated interest and the pay rate is deferred interest and is added to the principal. The loan also provides for contingent interest of 50% of gross revenues, as defined, and is payable prior to any payments to the partners. No contingent interest has been paid through June 30, 1996. The note entitles the holder to a 50% net residual value of the property at maturity or upon prior disposition of the property. The note may be prepaid subject to stipulated penalties.

4.       Unsecured Facilities

                 The Company's Unsecured Facility is provided by a consortium of ten banks ("Bank Group"), led by JP Morgan and Fleet Bank that provides for $165,000 in short-term credit. The Unsecured Facility expires in April 1998. As of June 30, 1996, approximately $64,015 of available capacity was used to provide credit enhancement of tax-exempt bonds and other letters of credit, and $8,000 was borrowed under the facility. Accordingly, the balance that remains available at June 30, 1996 to be drawn under the Unsecured Facility is $92,985. See Note 7 for subsequent event information. The Unsecured Facility bears interest based upon a LIBOR, Prime or CD rate election at the Company's option. LIBOR pricing ranges from a spread over LIBOR of 150 basis points to 125 basis points, depending on the Company's senior unsecured debt ratings. Current pricing level is 143.75 basis points over LIBOR.

                 In January 1996, the Company arranged the two-year supplemental unsecured facility provided by First Union National Bank (the "Supplemental Unsecured Facility" and together with the three-year revolving credit facility, the "Unsecured Facilities") in the amount of $35,000. The Supplemental Unsecured Facility expires in January 1998 and bears an interest rate of LIBOR plus 1.25%. At June 30, 1996, $4,389 of available capacity was used to provide letters of credit, and $30,500 was borrowed under the Supplemental Unsecured Facility. Accordingly, the balance that remains available at June 30, 1996 to be drawn under the Supplemental Unsecured Facility is $111. The weighted average effective interest rates (excluding the cost of unused fees) on borrowings under the Unsecured Facilities and prior year's Unsecured Facility for the three and six months ended June 30, 1996 and 1995 were 7.5%, 8.5%, 7.3%
         and 8.2%, respectively. Including the cost of unused fees, the weighted average effective interest rates on borrowings under the Unsecured Facilities and prior year's Unsecured Facility for the three and six months ended June 30, 1996 and 1995 were 9.7%, 8.6%, 8.8% and 8.4%, respectively.

                 The Company purchased an interest rate protection agreement from Fleet Bank (the "Bank") that is separate from the Unsecured Facility. This agreement, however, helps protect the Company from the effect of rising interest rates under the Unsecured Facilities. The agreement (purchased for $23 and maturing October 1, 1996) provides that the Bank will pay the Company varying amounts if interest rates rise above a pre-determined level based on a $50,000 principal amount. This amount is an estimate and, accordingly, the level of interest rate protection will vary as the actual balance outstanding under the Unsecured Facility varies from the $50,000 principal amount. No payments from the Bank were received by the Company during the six months ended June 30, 1996 and 1995.

                 On May 30, 1995, the Company entered into an interest rate protection agreement in the form of an accreting swap agreement (the "Swap") with a triple A rated counterparty (the "Counterparty"). The Swap specifies that, commencing October 15, 1995, the Company shall pay the Counterparty a fixed rate of 5.89% on an initial principal amount that began at $8,000 and increases in varying amounts to a maximum of $45,000 in February 1997, at which time the agreement terminates. The principal amount in effect at June 30, 1996 is $32,000. In return, the Counterparty will pay to the Company a variable rate payment equal to 30-day LIBOR on the respective principal amounts. This Swap serves to fix the variable component of the Company's total interest rate at 5.89% on the principal amounts during the term of the agreement. Payments made by the Company under this agreement totaled $33 and $46 during the three and six month period ended June 30, 1996, respectively.

5.       Stockholders' Equity

                 The following summarizes the changes in stockholders' equity for the six months ended June 30, 1996:

                                                                                          Distributions in
                                                                           Additional         excess of
                                                       Preferred  Common    paid-in          accumulated
                                                         stock    stock     capital           earnings               Total
                                                       ---------  ------   ----------     ----------------         ---------
         Stockholders' equity, 12-31-95                    $0      $284      $425,946            $(10,833)          $415,397
         Net income                                         0         0             0              21,037             21,037
         Dividends declared                                 0         0             0             (25,038)           (25,038)
         Issuance of common stock                           0        23        46,686                   0             46,709
         Issuance of preferred stock                       45         0       107,536                   0            107,581
                                                       ---------  ------   ----------     ----------------         ----------
         Stockholders' equity, 6-30-96                    $45      $307      $580,168            $(14,834)          $565,686
                                                       =========  ======   ==========     ================         ==========


6.       Investments in Joint Ventures

                 At June 30, 1996, investments in joint ventures consist of a 50% general partnership interest in Falkland Partners, a 49% equity interest in Avalon Run and an 86.5% effective equity interest in Town Close Associates (the New Canaan development right). At December 31, 1995, investments in joint ventures also consisted of a 50% general partnership interest in Evergreen Hamden Joint Venture. On February 15, 1996, the Company assigned its 50% partnership interest in Evergreen Hamden Joint Venture to the institutional partner in the joint venture. The following is a combined summary of the financial position of these joint ventures for the periods presented:

                                                            6-30-96      12-31-95
                                                          ----------    ---------
                 Assets:
                     Real estate, net                       $47,646      $60,821
                     Other assets                             3,683        3,964
                                                          ----------    ---------
                 Total  assets                              $51,329      $64,785
                                                          ==========    =========

                 Liabilities and partners' equity:
                     Mortgage notes payable                 $26,000      $34,786
                     Other liabilities                          964        3,686
                     Partners' equity                        24,365       26,313
                                                          ----------    ---------
                 Total liabilities and partners' equity     $51,329      $64,785
                                                          ==========    =========



                 The following is a combined summary of the operating results of these joint ventures for the periods presented. At June 30, 1995, the investments in joint ventures also includes a 50% general partnership interest in Evergreen Hamden Joint Venture:


                                               Three months ended          Six months ended
                                           ------------------------    -----------------------
                                            6-30-96       6-30-95       6-30-96       6-30-95
                                           ----------    ----------    --------      ---------
          Rental income                      $2,329        $2,213        $4,671        $4,386
          Other income                           14            19            28            34
          Operating expenses                   (908)         (837)       (1,895)       (1,641)
          Mortgage interest expense            (225)         (288)         (424)         (523)
          Depreciation and amortization        (413)         (427)         (820)         (851)
                                           ----------    ----------    --------      ---------

               Net income                      $797          $680        $1,560        $1,405
                                           ==========    ==========    ========      =========


7.       Subsequent Events

                 On July 3, 1996, the Company purchased a 47.4 acre tract of land in Nanuet, New York for $7,000. A new 504 apartment home community commenced construction in the third quarter of 1996.

                 On July 23, 1996, the Company purchased Avalon Fairway Hills II, two luxury, garden-style communities (formerly Greenbriar and Fairway Pointe) located in Columbia, Maryland for $32,430. These communities contain a total of 527 apartment homes and, along with another Company-owned community, Avalon Meadows, will be operated as two phases of one community.


                 On August 1, 1996, the Company completed a new tax-exempt credit enhancement facility with the Federal National Mortgage Association ("Fannie Mae") that will provide a long-term, cost-effective credit enhancement source for the Company's current and future tax-exempt bond portfolio. In connection with this facility, the Company completed a refunding of $91,000 of its tax-exempt bond portfolio. The facility will initially involve eleven communities, seven that are financed with tax-exempt bonds and four unencumbered communities that are pledged as additional collateral.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere herein.

         This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. The Company's ability to achieve these projections is affected by continued market demand for the Company's new apartment homes, availability of capital as well as other factors discussed periodically in the Company's reports filed with the Securities and Exchange Commission, including the report on Form 10-Q for the quarter ended March 31, 1996 and the Form 10-K for the year ended December 31, 1995. Those factors that might cause such a difference include those set forth under the "Recent Developments," "Liquidity and Capital Resources," "Business Conditions; Inflation" and "Development Communities" sections of this Item 2.

RECENT DEVELOPMENTS

         Acquisitions of Existing Communities. On May 23, 1996, the Company purchased Avalon Pines (formerly The Huntington), a 174 apartment home, luxury garden-style community located in Virginia Beach, Virginia for $8,420,000. In connection with this acquisition, the Company assumed a conventional loan with an outstanding principal amount of approximately $5,600,000 and bearing an 8.0% annual fixed interest rate with a maturity date of December 2003. This community was managed by the Company prior to its acquisition.

         On July 23, 1996, the Company purchased Avalon Fairway Hills II, two luxury garden-style communities (formerly Greenbriar and Fairway Pointe) located in Columbia, Maryland for $32,430,000. These communities contain a total of 527 apartment homes and, along with Avalon Meadows (a community owned by the Company), will be operated as two phases of one community.

         Land Acquisitions for New Development. On July 3, 1996, the Company purchased a 47.4 acre tract of land in Nanuet, New York for $7,000,000. A new 504 apartment home community commenced construction in the third quarter of 1996.

         Financing Activities. On April 5, 1996, the Company notified the ten-member bank group that provides the Company's three-year credit facility (the "Unsecured Facility") that the Company would reduce its capacity under Unsecured Facility from $225,000,000 to $165,000,000.

         On August 1, 1996, the Company completed a new tax-exempt credit enhancement facility with the Federal National Mortgage Association ("Fannie Mae") that will provide a long-term cost-effective credit enhancement source for the Company's current and future tax-exempt bond portfolio. In connection with this facility, the Company completed a refunding of $91,000,000 of its tax-exempt bond portfolio. The facility will initially involve eleven communities, seven that are financed with tax-exempt bonds and four unencumbered communities that are pledged as additional collateral. The closing of this tax-exempt bond credit enhancement facility increased the balance available to be drawn under the Unsecured Facility.

GENERAL

         The Company's operations consist of the development, construction, acquisition and operation of apartment communities in the Mid-Atlantic and Northeast regions of the United States. At June 30, 1996, the Company owned 39 completed and operating communities, a general partnership interest in two other communities (a 50% interest in Falkland Chase and a 49% interest in Avalon Run) and a 100% interest in a senior participating mortgage note secured by another community (Avalon Arbor) which is accounted for as an investment in real estate. The Company also has a fee simple ownership interest in eight Development Communities (as hereinafter defined). One of the eight Development Communities is or may become subject to an agreement to form a joint venture.

         The Company's real estate holdings consist exclusively of apartment communities in various stages of the development cycle and can be divided into three categories:

         "Current Communities" are apartment communities where construction is complete and the community has either reached stabilized occupancy or is in the initial lease-up process. A "Stabilized Community" is a Current Community that has completed its initial lease-up and has attained a physical occupancy level of 95% or has been completed for one year, whichever occurs earlier. An "Established Community" is a Current Community that has been a Stabilized Community with stabilized operating costs during both the current year and as well as the beginning of the previous calendar year such that its year-to-date operating results are comparable between periods.

         "Development Communities" are communities that are under construction and may be partially complete and operating and for which a final certificate of occupancy has not been received.

         "Development Rights" are development opportunities in the very earliest phase of the development process for which the Company has an option to acquire land or owns land to develop a new community and where related pre-development costs have been incurred and capitalized in pursuit of these new developments.

RESULTS OF OPERATIONS

         The changes in operating results from period-to-period are primarily the result of increases in the number of apartment homes owned due to the development and acquisition of additional communities. Where appropriate, comparisons are made on a weighted average basis for the number of occupied apartment homes in order to adjust for such changes in the number of apartment homes. For Stabilized Communities (excluding communities owned by joint ventures), all occupied apartment homes are included in the calculation of weighted average occupied apartment homes for each reporting period. For communities in the initial lease-up phase, only apartment homes of communities that are completed and occupied are included in the weighted average number of occupied apartment homes calculation for each reporting period.

         The analysis that follows compares the operating results of the Company for the three and six months ended June 30, 1996 and 1995.

         Net income increased $5,140,000 (32.3%) to $21,037,000 from
$15,897,000 for the six months ended June 30, 1996 compared to the comparable period of the preceding year. Net income increased $3,590,000 (45.4%) to $11,495,000 from $7,905,000 for the three months ended June 30, 1996 compared to the comparable period of the preceding year. The notable reasons for these increases are additional operating income from communities developed or acquired during 1995 and 1996 as well as growth in operating income from existing communities.

         Rental income increased $12,968,000 (29.5%) to $56,922,000 from
$43,954,000 for the six months ended June 30, 1996 compared to the comparable period of the preceding year. Rental income increased $6,790,000 (30.1%) to $29,329,000 from $22,539,000 for the three months ended June 30, 1996 compared to the comparable period of the preceding year. Of the increase for the six month period, $10,961,000 was due to newly completed or acquired communities and $2,007,000 was due to rental rate growth from Established Communities that were owned or completed throughout both periods.

         Overall Portfolio - The $12,968,000 increase in rental income for the six month period is primarily due to increases in the weighted average number of occupied apartment homes as well as an increase in the weighted average monthly rental income per occupied apartment home. The weighted average number of occupied apartment homes increased from 8,744 apartment homes for the six months ended June 30, 1995 to 10,312 apartment homes for the six months ended June 30, 1996 as a result of the development and acquisition of new communities. For the six months ended June 30, 1996, the weighted average monthly revenue per occupied apartment home increased $58 (7.0%) to $884 from $826 compared to the comparable period of the preceding year. For the three months ended June 30, 1996, the weighted average monthly revenue per occupied apartment home increased $59 (7.1%) to $891 from $832 compared to the comparable period of the preceding year.

         Established Communities - For the six months ended June 30, 1996, the weighted average monthly revenue per occupied apartment home increased $42 (5.1%) to $873 from $831 compared to the comparable period of the preceding year, and the average economic occupancy declined to 96.1% from 96.5%. For the three months ended June 30, 1996, the weighted average monthly revenue per occupied apartment home increased $43 (5.1%) to $881 from $838, and the average economic occupancy remained unchanged at 96.4%. Accordingly, rental revenue from Established Communities increased $2,007,000 (4.7%) and $1,089,000 (5.1%) for the six month and three month periods ended June 30, 1996, respectively, compared to the comparable periods of the preceding year. When combined with other income from Established Communities, total revenue from Established Communities increased 4.7% and 5.1% for the six month and three month periods ended June 30, 1996, respectively, compared to the comparable periods of the preceding year.

         Management fees decreased $199,000 (20.0%) to $796,000 from $995,000 for the six months ended June 30, 1996 compared to the comparable period of the preceding year. These fees decreased $111,000 (22.0%) to $394,000 from $505,000 for the three months ended June 30, 1996 compared to the comparable period of the preceding year. These decreases are primarily due to a decline in the number of apartment homes managed for third-party owners in 1996. This decline is due to the sale and cancellation of management contracts of some third-party communities in 1995 and 1996 as well as the acquisition of two Current Communities in the third quarter of 1995 and one Current Community in the second quarter of 1996 that were previously managed by the Company for third-party owners prior to their acquisition. The Company has decided not to aggressively pursue new fee management business at this time. New fee management business will be accepted in cases where it is profitable and where it presents a possible acquisition opportunity. This creates a very selective environment under which new fee management business will be added and will likely result in an overall decline in this revenue source in the future.

         Operating expenses, including write-off of deferred development costs, increased $5,589,000 (33.7%) to $22,168,000 from $16,579,000 for the six months ended June 30, 1996 compared to the comparable period of the preceding year. These expenses increased $2,716,000 (31.9%) to $11,234,000 from $8,518,000 for the three months ended June 30, 1996 compared to the comparable period of the preceding year.

         Overall Portfolio - The $5,589,000 increase for the six month period is primarily due to the acquisition of new communities, as well as the completion of Development Communities whereby maintenance, property taxes, insurance and other costs are expensed as communities move from the initial construction and lease-up phase to the operating phase. The increased costs of snow removal and other weather related expenses as a result of the severe winter weather during the first quarter of 1996 also contributed to the increase.

         Established Communities - Operating expenses increased $974,000 (7.0%) to $14,849,000 from $13,875,000 for the six months ended June 30, 1996 compared to the comparable period of the preceding year. Operating expenses increased $365,000 (5.2%) to $7,391,000 from $7,026,000 for the three months ended June 30, 1996 compared to the comparable period of the preceding year. These increases were concentrated in the maintenance category partially due to the severe winter weather throughout the Northeast and Mid-Atlantic regions during the first quarter of 1996 as well as increases in the property taxes for newly stabilized development communities and marketing expenses.

         Interest expense decreased $87,000 (2.0%) to $4,246,000 from $4,333,000 for the six months ended June 30, 1996 compared to the comparable period of the preceding year. Interest expense decreased $629,000 (27.4%) to $1,663,000 from $2,292,000 for the three months ended June 30, 1996 compared to the comparable period of the preceding year. These decreases are primarily attributable to the sale of 2,227,000 shares of the Company's common stock and the sale of 4,455,000 shares of the Company's preferred stock in the first quarter of 1996, as the net cash proceeds from the sales were used to retire indebtedness under the Company's Unsecured Facility, variable rate construction loans and to repay the mortgage note encumbering the Avalon at Carter Lake community. Lower short-term interest rates under the Unsecured Facilities due to structural rate reductions achieved as well as lower LIBOR rates also contributed to the declines. Finally, an increase in capitalized interest due to an increase in the number of apartment homes under construction is another reason for the overall declines.

         Depreciation and amortization increased $1,906,000 (24.5%) to $9,699,000 from $7,793,000 for the six months ended June 30, 1996 compared to the comparable period of the preceding year. Depreciation and amortization increased $956,000 (23.4%) to $5,045,000 from $4,089,000 for the three months ended June 30, 1996 compared to the comparable period of the preceding year. These increases reflect additional depreciation expense for recently acquired and developed communities and the amortization of the costs related to the issuance of tax-exempt custodial receipts in May 1995 as well as the costs related to the closing of the Unsecured Facility and the issuance of $100,000,000 of unsecured senior notes in September 1995.

         General and administrative expenses increased $266,000 (16.8%) to $1,850,000 from $1,584,000 for the six months ended June 30, 1996 compared to the comparable period of the preceding year. These expenses increased $67,000 (8.2%) to $887,000 from $820,000 for the three months ended June 30, 1996 compared to the comparable period of the preceding year. These increases are primarily due to the introduction of the amended and restated 1996 and 1995 Equity Incentive Plan (and related legal and proxy costs) as well as staff additions related to growth in the Company's portfolio and the implementation of the Company-wide systems enhancement program.

         Equity in income of joint ventures increased $132,000 (71.7%) to $316,000 from $184,000 for the six months ended June 30, 1996 compared to the comparable period of the preceding year. This income increased $82,000 (120.6%) to $150,000 from $68,000 for the three months ended June 30, 1996 compared to the comparable period of the preceding year. These increases are principally the result of increased net income from the Falkland Partners joint venture due to an increase in rental revenue as well as the income from the Town Close Associates joint venture that was formed in June 1995.

FUNDS FROM OPERATIONS

         The Company's management ("Management") generally considers Funds from Operations ("FFO") to be an appropriate measure of the operating performance of the Company. Management believes that in order to facilitate a clear understanding of the operating results of the Company, Funds from Operations should be examined in conjunction with the net income as presented in the condensed consolidated financial statements included elsewhere in this report. Funds from Operations is determined in accordance with a resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"). NAREIT adopted a revised definition of FFO commencing with reporting periods ending after January 1, 1996 and is defined as net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate and after adjustments for unconsolidated partnerships and joint ventures. The Company adopted the revised definition commencing January 1, 1996.

         The following table presents an analysis of Funds from Operations under the revised and former definition for the periods presented:

ANALYSIS OF FUNDS FROM OPERATIONS ($ IN 000'S)

                                                                                        NEW DEFINITION
                                                                    Three months ended                 Six months ended
                                                                ---------------------------        ---------------------------
                                                                   6-30-96         6-30-95            6-30-96         6-30-95
                                                                -----------     -----------        ------------    -----------
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                     $     8,979     $     7,905        $    17,435     $    15,897
   Depreciation:
       Community level                                                4,426           3,615              8,464           6,917
       Corporate level (FF&E)                                            --              --                 --              --
   Amortization of deferred financing and other deferred costs           --              --                 --              --
   Allocated share of joint venture depreciation                         80              79                159             158
   Allocated share of joint venture amortization                         --             --                  --              --
                                                                -----------     -----------        ------------    -----------
FUNDS FROM OPERATIONS                                           $    13,485     $    11,599        $    26,058     $    22,972
                                                                ===========     ===========        ============    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                              30,715,884      28,359,284         30,481,694      28,358,087
                                                                ===========     ===========        ============    ===========

OTHER CAPITALIZED EXPENDITURES AND OTHER INFORMATION
   Capital expenditures:
       Community level (1)                                      $       481     $       174        $       834     $       474
       Corporate level (2)                                      $     1,081     $       146        $     1,591     $       317
   Loan principal amortization payments                         $       112     $       129        $       236     $       255
   Capitalized deferred financing costs (3)                     $       345     $     2,310        $       459     $     2,555


                                                                                           FORMER DEFINITION

                                                                       Three months ended                 Six months ended
                                                                   ---------------------------        ---------------------------
                                                                    6-30-96         6-30-95            6-30-96         6-30-95
                                                                   -----------     -----------        ------------    -----------
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                        $     8,979     $     7,905        $    17,435     $    15,897
   Depreciation:
       Community level                                                   4,426           3,615              8,464           6,917
       Corporate level (FF&E)                                              120              55                230             105
   Amortization of deferred financing and other deferred costs             499             419              1,005             771
   Allocated share of joint venture depreciation                            80              79                159             158
   Allocated share of joint venture amortization                             2               2                  4               4
                                                                   -----------     -----------        ------------    -----------
FUNDS FROM OPERATIONS                                              $    14,106     $    12,075        $    27,297     $    23,852
                                                                   ===========     ===========        ============    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                                 30,715,884      28,359,284         30,481,694      28,358,087
                                                                   ===========     ===========        ============    ===========

OTHER CAPITALIZED EXPENDITURES AND OTHER INFORMATION
   Capital expenditures:
       Community level (1)                                         $       481     $       174        $       834     $       474
       Corporate level (2)                                         $     1,081     $       146        $     1,591     $       317
   Loan principal amortization payments                            $       112     $       129        $       236     $       255
   Capitalized deferred financing costs (3)                        $       345     $     2,310        $       459     $     2,555




- ----------------------

Footnotes to Analysis of Funds from Operations

(1) The Company expenses all recurring non-revenue generating community expenditures, including carpet and appliance replacements. See "Capitalization of Fixed Assets and Community Improvements."

(2) Represents the cost of new office leasehold improvements, office equipment and computer costs related to the implementation of a company-wide systems enhancement plan.

(3) Substantially all of the deferred financing costs incurred for the six months ended June 30, 1996 relate to the closing of the Supplemental Unsecured Facility and costs incurred to date on the credit enhancement facility with Fannie Mae.

CAPITALIZATION OF FIXED ASSETS AND COMMUNITY IMPROVEMENTS

The Company maintains a policy with respect to capital expenditures that generally provides that only non-recurring expenditures are capitalized. Community level improvements and upgrades are capitalized only if the item exceeds $15,000, extends the useful life of the asset and is not related to making an apartment home ready for the next resident. Under this policy, virtually all capitalized costs are non-recurring, as recurring make ready costs are expensed as incurred, including costs of carpet and appliance replacements, floor coverings, interior painting and other redecorating costs. Purchases of personal property (computers, furniture) are capitalized only if the item is a new addition (i.e., not a replacement) and only if the item exceeds $2,500. The application of these policies for the six months ended June 30, 1996 resulted in capitalized expenditures for Stabilized Communities of approximately $83 per apartment home. For the six months ended June 30, 1996, the Company charged to maintenance expense, including carpet and appliance replacements, a total of approximately $5,016,000 for Stabilized Communities or $498 per apartment home. Management anticipates that capitalized costs per apartment home will gradually rise as the Company's portfolio of communities matures. The table on the following page is a summary of expenditures for both recurring maintenance costs (expensed) and community upgrades (capitalized) for the six months ended June 30, 1996.

 EXPENDITURES FOR COMMUNITY AND CORPORATE UPGRADES (CAPITALIZED) AND COMMUNITY
                            MAINTENANCE (EXPENSED)
                  (Dollars in thousands, except per home data)

                                                                                                                     YTD 1996
                                                                             YTD 1996 Capitalized Upgrades      Maintenance Expensed
                                Number     Balance at      Balance at        -----------------------------  ------------------------
    Community                  of Homes      12/31/95 (1)  06/30/96 (1)          Total      Per Home            Total      Per Home
- ---------------------------   ----------   -------------   ------------      ----------    ---------------  -----------   ----------
STABILIZED
- ----------
Avalon Park                         372     $  19,635     $  19,682           $   47         $126            $   184      $  495
Avalon at Ballston                  344        36,617        36,682               65          189                149         433
Avalon at Gayton                    328         9,715         9,800               85          259                169         515
Avalon at Symphony Glen             174         8,034         8,034               --           --                117         672
Avalon at Hampton I                 186         3,661         3,670                9           48                101         543
Avalon at Hampton II                231         8,093         8,113               20           87                100         433
Avalon at Dulles                    236        11,540        11,569               29          123                156         661
Avalon Knoll                        300         7,851         7,882               31          103                199         663
Avalon Lea                          296        16,057        16,060                3           10                131         443
Avalon Meadows                      192         9,281         9,316               35          182                113         589
Avalon Ridge                        432        24,874        24,974              100          231                260         602
Longwood Towers                     250        16,600        16,616               16           64                197         788
Avalon Farm                         306        17,270        17,289               19           62                163         533
Avalon Brooke                       280        13,258        13,305               47          168                 95         339
Avalon Glen                         238        30,066        30,075                9           38                125         525
Avalon Pavilions                    932        56,418        56,454               36           39                307         329
Avalon Heights                      238        12,217        12,244               27          113                133         559
Avalon View                         288        17,725        17,756               31          108                175         608
4100 Massachusetts Ave.             308        34,859        34,865                6           19                176         571
Avalon at Carter Lake               259        11,413        11,482               69          266                165         637
Avalon Pointe                       140         7,731         7,731               --           --                100         714
Avalon Station                      127         5,920         5,920               --           --                 62         488
Avalon Woods                        268         8,237         8,237               --           --                112         418
Avalon at Park Center               492        37,244        37,295               51          104                173         352
Avalon at Lexington                 198        14,102        14,102               --           --                113         571
Avalon Watch                        512        28,215        28,299               84          164                249         486
Avalon Walk I                       430        34,417        34,417               --           --                121         281
Avalon Walk II                      334        23,537        23,537               --           --                110         329
Avalon Landing                      158         9,256         9,256               --           --                 99         627
Avalon Birches                      312        13,413        13,416                3           10                116         372
Avalon at Lake Arbor                209        11,895        11,899                4           19                142         679
Avalon at Decoverly                 368        30,947        30,952                5           14                152         413
Avalon Summit West                  125         6,764         6,764               --           --                 62         496
Avalon Towers                       109        15,820        15,823                3           28                 93         853
Avalon Green                        105        12,017        12,017               --           --                 97         924
                              ---------    ----------     ---------          -------       ------            -------      ------
                                 10,077       624,699       625,533              834           83              5,016         498
                              ---------    ----------     ---------          -------       ------            -------      ------
NEWLY ACQUIRED/DEVELOPED
- ------------------------
Avalon Fields                       192        14,103        14,235              132          688                 10          52
Avalon West                         120         6,938        10,268            3,330       27,750                 13         108
Avalon Station II                    96         3,771         5,818            2,047       21,323                 18         188
Avalon Summit East                  120         6,351         9,039            2,688       22,400                 32         267
Avalon Chase (2)                    360            --        23,608           23,608       65,578                230         639
Avalon Pines (2)                    174            --         8,567            8,567       49,236                 12          69
                              ---------    ----------     ---------          -------       ------            -------      ------
                                  1,062        31,163        71,535           40,372       38,015                315         297
                              ---------    ----------     ---------          -------       ------            -------      ------
NEW DEVELOPMENT
- ---------------
Avalon Cove                         504        41,877        63,362           21,485       42,629                 12          24
Avalon Gates                        340        18,459        24,273            5,814       17,100                 --          --
Avalon Grove                        402        22,952        34,772           11,820       29,403                 --          --
Avalon Crossing                     132         4,465         9,112            4,647       35,205                  1           8
Avalon Springs                      102         4,237         7,809            3,572       35,020                 --          --
Avalon Crescent                     558            --        22,164           22,164       39,720                 --          --
Avalon Commons                      312            --         7,374            7,374       23,635                 --          --
Avalon Run East                     206         4,421        13,786            9,365       45,461                 11          53
                              ---------    ----------     ---------          -------       ------            -------      ------
                                  2,556        96,411       182,652           86,241       33,741                 24         N/A
                              ---------    ----------     ---------          -------       ------            -------      ------
OTHER
Longwood Towers - Renovation         --         1,089         2,106 (5)        1,017        4,068                 --          --
Avalon Arbor (3)                    302        27,234        27,518              284          940                150         497
Corporate Level Expenditures         --         1,837         3,428            1,591           --                 --          --

                              ---------    ----------     ---------          -------       ------            -------      ------
Grand Total                      13,997(4)  $ 782,433     $ 912,772              N/A          N/A            $ 5,505         N/A
                              =========    ==========     =========          =======       ======            =======      ======





(1) Costs are presented in accordance with generally accepted accounting principles ("GAAP") and exclude the step-up in basis attributed to continuing investors.
(2) Acquired in 1996.
(3) Ownership through ownership of the Avalon Arbor mortgage note. See Note 3 to the condensed consolidated financial statements. Increases in capitalized value relate primarily to accrued interest and do not reflect capitalized community upgrades.
(4) Excludes Falkland Chase and Avalon Run, 876 apartment homes owned by joint ventures in which the Company holds a 50% interest and 49% interest, respectively.
(5) Represents renovation costs incurred.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. A primary source of liquidity to the Company is cash flows from operations. Operating cash flows have historically been determined by the number of apartment homes, rental rates and the Company's expenses with respect to such apartment homes. Cash flows used in investing activities and provided by financing activities have historically been dependent on the number of apartment homes under active development and construction or that were acquired during any given period.

         Cash and cash equivalents increased from $1,225,000 at June 30, 1995 to $2,113,000 at June 30, 1996 due to the excess of cash provided by operating and financing activities over cash used by investing activities, primarily due to the completion of the preferred stock offering in February 1996 and the common stock offering in January 1996 as more fully described below:

                 Net cash provided by operating activities increased by $6,842,000 from $23,821,000 to $30,663,000, primarily due to an increase in operating income from newly developed and acquired communities and Established Communities.

                 Net cash used in investing activities increased by $61,530,000 from $61,174,000 to $122,704,000, primarily due to an increase in the number of apartment homes under development from an average of 1,950 in the first six month period of 1995 to 2,724 in 1996.

                 Net cash provided by financing activities increased by $56,637,000 from $35,716,000 to $92,353,000, primarily due to the excess net proceeds received from the completion of the sale of 2,227,000 shares of the Company's common stock and the issuance and sale of 4,455,000 shares of the Company's Series A cumulative redeemable preferred stock in 1996, offset by an increase in dividends paid and repayments under the Unsecured Facility.

         The Company regularly reviews short-term liquidity needs and the adequacy of Funds from Operations and other expected liquidity sources to meet these needs. The Company's primary short-term liquidity needs are to fund normal recurring operating expenses, debt service payments and the minimum dividend payment required to maintain the Company's REIT qualification under the Internal Revenue Code. Management anticipates that these needs will be fully funded from cash flows provided by operating activities. Normal recurring expenditures for maintenance and repairs (including carpet and appliance replacements) are funded from the operating cash flows of Stabilized Communities and are expensed as incurred. Major upgrades or community improvements are capitalized and depreciated over the expected economic useful life of the item only if the expenditure exceeds $15,000 per occurrence and only if the expenditure extends the economic useful life of the community. Purchases of personal property (computers, furniture) are capitalized only if the item is a new addition (i.e., not a replacement) and only if the item exceeds $2,500. The application of these policies for the six month period ended June 30, 1996 resulted in capitalized expenditures for Established Communities of $83 per apartment home.

         Capital Resources. To sustain the Company's active development and acquisitions program, continuous access to the capital markets is required. Management understands the need to match the long-term nature of its real estate assets with long-term cost effective capital. The Company has demonstrated regular and continuous access to the capital markets since its initial public offering, raising approximately $445 million in six offerings over a two-year period and over $300 million in the last fourteen months. Management follows a focused strategy to help ensure uninterrupted access to capital. This strategy includes:

1. Hire, train and retain associates with a strong resident service focus, which leads to higher rents, lower turnover and reduced operation costs;

2. Manage, acquire and develop institutional quality communities with in-fill locations that can provide consistent, sustained earnings growth;

3. Operate in markets with growing demand (as measured by household formation and job growth) and high barriers to entry. These characteristics combine to provide a favorable demand-supply balance, creating a favorable environment for future rental rate growth while protecting existing and new communities from new supply. This strategy results in a high level of quality to the revenue stream;

4. Maintain a conservative capital structure largely comprised of equity and with modest, cost-effective leverage. Collateralized debt will generally be avoided and used primarily to obtain low cost, tax-exempt debt. Such a structure will promote an environment for ratings upgrades that can lead to a lower cost of capital;

5.  Timely, accurate and detailed disclosures to the investment community; and

6. Conservative accounting practices that provide a high level of quality to reported earnings.

         Management believes that following these strategies provides a disciplined approach to capital access and will help ensure that capital resources are available to fund portfolio growth.

         The following is a discussion of specific capital transactions, arrangements and agreements that are important to the capital resources of the Company.

Unsecured Facilities

         The Company's three-year term Unsecured Facility is provided by a consortium of ten banks ("Bank Group") led by JP Morgan and Fleet Bank that provides for $165,000,000 in short-term credit. At June 30, 1996, $8,000,000 was borrowed, $64,015,000 was used to provide credit enhancement of tax-exempt bonds and other letters of credit and $92,985,000 was available for borrowing under the Unsecured Facility. The Company will use borrowings under the Unsecured Facility for capital expenditures, acquisitions of developed or undeveloped communities, construction, development and renovation costs, credit enhancement for tax-exempt bonds and for working capital purposes.

         In January 1996, the Company arranged the two-year supplemental unsecured facility provided by First Union National Bank (the "Supplemental Unsecured Facility" and together with the Unsecured Facility, the "Unsecured Facilities") in the amount of $35,000,000. The Supplemental Unsecured Facility expires in January 1998 and bears an interest rate of LIBOR plus 1.25%. At June 30, 1996, $4,389,000 of available capacity was used to provide letters of credit, and $30,500,000 was borrowed under the Supplemental Unsecured Facility. Accordingly, the balance that remains available at June 30, 1996 to be drawn under the Supplemental Unsecured Facility is $111,000.

Interest Rate Protection Agreements

         The Company purchased an interest rate protection agreement from Fleet Bank that is separate from the Unsecured Facility. This agreement, however, helps protect the Company from the effect of rising interest rates under the Unsecured Facilities. The agreement (purchased in November 1993 for $23,500 and ending October 1, 1996) provides that, on the first of each month, if 30-day LIBOR rate exceeds 10%, the Bank will pay to the Company an amount equal to the difference between the actual 30-day LIBOR rate and 10% on a $50,000,000 principal amount, divided by 12 months. No payments from Fleet Bank were received by the Company during the six months ended June 30, 1996 and 1995.

         The Company entered into another interest rate protection agreement in the form of an accreting swap transaction ("the Swap") with a triple A rated counterparty (the "Counterparty") on May 30, 1995. The Swap serves to fix the floating component of the Company's total interest rate at 5.89% on notional amounts which increase over time. On the 15th day of each month during the term of the agreement, the Company will pay to the Counterparty interest equal to 5.89% on the then principal amount in effect, divided by twelve months. The Counterparty will pay to the Company interest equal to the actual 30 day LIBOR rate on the principal amount then in effect, divided by twelve months. Payments will be based on the following schedule:

                            Periods Covered                      Principal (Notional) Amount in Effect
                            ---------------                      -------------------------------------
                          3/15/96 through  4/15/96                             $25,000,000
                          4/15/96 through  5/15/96                             $27,000,000
                          5/15/96 through  6/15/96                             $30,000,000
                          6/15/96 through  7/15/96                             $32,000,000
                          7/15/96 through  8/15/96                             $35,000,000
                          8/15/96 through  9/15/96                             $37,000,000
                          9/15/96 through 10/15/96                             $40,000,000
                         10/15/96 through 11/15/96                             $41,000,000
                         11/15/96 through 12/15/96                             $43,000,000
                         12/15/96 through  1/15/97                             $44,000,000
                          1/15/97 through  2/15/97                             $45,000,000

         Payments made by the Company under the Swap totaled $33,000 and $46,000 during the three and six month period ended June 30, 1996, respectively.

         The Company is not a party to any long-term interest rate agreements, other than the interest rate protection agreements described above. The Company intends, however, to evaluate the need for additional long-term interest rate protection agreements as interest rate market conditions dictate and has engaged a consultant to assist in managing the Company's interest rate risks and exposure.

Financing Transactions Completed

         On January 18, 1996, the Company completed the sale of 2,227,000 shares of its common stock to certain institutional investors under its existing shelf registration statement at a purchase price of $21.25 per share, for an aggregate purchase price of $47,323,750. The net cash proceeds from the sale (approximately $46,600,000) were used to retire indebtedness under the Company's Unsecured Facility.

         On February 16, 1996, the Company completed an offering of 4,455,000 shares of 9% Series A cumulative redeemable preferred stock. The gross proceeds of the offering totaled $111,375,000. The net cash proceeds from the sale (approximately $107,600,000) were used to retire indebtedness under the Company's Unsecured Facility, variable rate construction loans (see "Financing Commitments" below) to repay the mortgage note encumbering the Avalon at Carter Lake community and for general corporate purposes.

         On August 1, 1996, the Company completed a new tax-exempt credit enhancement facility with Fannie Mae that will provide a long-term cost-effective credit enhancement source for the Company's current and future tax-exempt bond portfolio. In connection with this facility, the Company completed a refunding of $91,000,000 of its tax-exempt bond portfolio. The facility will initially involve eleven communities, seven that are financed with tax-exempt bonds and four unencumbered communities that are pledged as additional collateral.

Registration Statements Filed in Connection with Financings

         On January 30, 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission covering up to $327,670,000 of securities, of which $27,670 was carried forward from the registration statement filed on August 4, 1995. The registration statement provides for the issuance of common stock, preferred stock, debt securities and warrants to purchase common stock, and was used in connection with the February 16, 1996 offering of preferred stock. Accordingly, $216,295,000 remains available for issuance under this filing.

Financing Commitments

         The Company has received commitments for tax-exempt financing on the Avalon Fields and Avalon West communities. The Community Development Administration of Maryland has issued $12.7 million of thirty-year fixed-rate bonds, at an all-in rate of 7.55% related to Avalon Fields. The proceeds will be made available to the Company after the completion of the Avalon Fields community. The Massachusetts Housing Finance Agency ("MHFA") has issued $8.8 million of tax-exempt bonds to finance the Avalon West community upon completion at an all-in cost of 7.72% for 42 years. Management expects to receive funding under both commitments during the third quarter of 1996.

         The Company has arranged construction/permanent financing for two of the Development Communities, Avalon Grove and Avalon Cove. Under the terms of the financing, Marine Midland Bank ("MMB") will loan up to $35.5 million under a twenty-four month construction loan bearing an interest rate at 1.50% over 30, 60, 90, 120 or 180-day LIBOR at the Company's election and will fund approximately 71% of the total budgeted cost of the Avalon Grove community. Upon completion of the community, the Company will form a joint venture with Prudential Insurance Company of America ("Prudential"), whereby Prudential will make an initial equity contribution in an amount equal to the lesser of $36.3 million or 75% of the actual development costs of the community. United Jersey Bank ("UJB") will loan up to $45 million that will fund approximately 64% of the total budgeted cost for the Avalon Cove community. This loan includes an extension option that, at the election of the Company will extend the maturity date of the loan until March 2002. Draws under the construction loan will bear interest at 1.75% over 30-day LIBOR.

         On February 22, 1996, outstanding balances of $4,744,258 and $8,940,987 under the MMB (Avalon Grove) and UJB (Avalon Cove) construction loans, respectively, were repaid from proceeds of the cumulative redeemable preferred stock offering. Accordingly, the balances that remained available at June 30, 1996 to be drawn under the MMB and UJB construction loans are $30,755,742 and $36,059,013, respectively.

Future Financing Needs

         Substantially all of the capital expenditures to complete the communities currently under construction will be funded from proceeds of permanent and construction financing commitments already in place or from proceeds drawn under Unsecured Facilities, and little, if any, additional capital sources are expected to be needed to complete the communities. Except for Longwood Towers, the Company has no present plans for any major capital improvements to any of the Current Communities. The renovation of Longwood Towers is being funded by advances under the Unsecured Facilities, operating cash flow or other financing sources over a three-year period. Management expects to continue to fund deferred development costs related to future developments from Funds from Operations and advances under the Unsecured Facilities. The Company believes that these sources of capital are adequate to take each of the proposed communities to the point in the development cycle where construction can commence.

         To continue to implement its growth strategy, the Company will pursue additional capital as needed from sources that may include additional public or private offerings of debt or equity securities, as well as bank or institutional credit facilities. If all of the Development Rights proceed to development, Management believes that additional debt or equity financing will be needed. There can be no assurance that such additional debt financing or debt offerings will be available on terms satisfactory to the Company. Additionally, the company's Funds from Operations and the availability of additional debt or equity financing can be adversely impacted by negative changes in the economy, particularly as those changes may relate to real estate assets or interest rates.

BUSINESS CONDITIONS; INFLATION

         The Company's principal markets are characterized by high barriers to entry and restrictive zoning which often takes years to obtain entitlements to build an apartment community. For this reason, little new rental product has been added in recent years. For the markets north of Maryland, Management is not aware of any significant level of planned apartment construction starts. For the Washington, D.C. metropolitan area, permitting activity has increased, with 8,800 apartment homes in planning for delivery over the next 36-month period. Estimated absorption during this period totals 12,000 apartment homes, which would create a supply-demand balance that would be favorable for owners of multifamily apartment communities.

         At June 30, 1996, Management had positioned the Company's portfolio of Stabilized Communities, excluding communities owned by joint ventures, to a physical occupancy level of 96.0%, and achieved an average economic occupancy of 96.1% for the six months ended June 30, 1996. Average economic occupancy for the portfolio for the six months ended June 30, 1995 was 96.5%. This continued high occupancy was achieved through aggressive marketing efforts combined with limited and targeted pricing adjustments. This positioning has resulted in overall growth in rental revenue from Stabilized Communities between periods. It is Management's strategy to maximize total rental revenue through management of rental rates and occupancy levels. If market and economic conditions change, Management may adopt a strategy of maximizing rental rates, which could lead to lower occupancy levels, if Management believes that this strategy will maximize rental revenue. Given the currently high occupancy level of the portfolio, Management anticipates that, for the foreseeable future, any rental revenue and net income gains from currently owned and Stabilized Communities would be achieved primarily through higher rental rates and enhanced operating cost leverage provided by high occupancy, rather than through continued occupancy gains.

         Substantially all of the leases at the Current Communities are for a term of one year or less, which may enable the Company to realize increased rents upon renewal of existing leases or commencement of new leases. Such short-term leases generally minimize the risk to the Company of the adverse effects of inflation, although as a general rule these leases permit residents to leave at the end of the lease term without penalty. The Company's current policy is to permit residents to terminate leases upon 60-days written notice and payment of one month's rental as compensation for early termination. Short-term leases combined with relatively consistent demand allow rents, and therefore cash flow from the Company's portfolio of apartments, to provide an attractive inflation hedge.

DEVELOPMENT COMMUNITIES

         At June 30, 1996, eight Development Communities were under construction. The total capitalized cost of these Development
Communities, when completed, is currently expected to be approximately $283.3 million. The Company intends to periodically update the projections in the table on the following page to the extent Management believes there may be or has been a material change in these projections on an aggregate basis. There can be no assurance that the Company will complete the Development Communities, that the Company's budgeted costs, leasing, start dates, completion dates, occupancy or estimates of "EBITDA as % of Total Budgeted Cost" will be realized or that future developments will realize comparable returns.

         The Company maintains an active development capacity that Management anticipates will provide a continuing source of portfolio growth. During the lease-up period of the development process, the Company anticipates that Development Communities will experience operating deficits for a three-to-six month period until such time as the new community approaches stabilized occupancy. The amount and duration of operating deficits to be incurred are dependent upon a number of factors, including the size of the community, the season in which leasing activity occurs and the extent to which delivery of new apartment homes coincides with leasing and occupancy of these new apartment homes (which is dependent on local market conditions). Any operating deficits that occur during the initial lease-up phase of a new development are expensed in accordance with GAAP. For the six months ended June 30, 1996, initial lease-up deficits were not material to the financial position and operating results of the Company.

         The following page presents a summary of Development Communities:

                       DEVELOPMENT COMMUNITIES SUMMARY


                            Number of     Budgeted                                  Estimated     Estimated       EBITDA as %
                            Apartment       Cost         Construction   Initial    Completion   Stabilization      of Total
                              Homes     ($ millions)         Start      Occupancy     Date        Date (1)      Budgeted Cost (2)
                            ---------   ------------     -----------    ---------  ----------   -------------   -----------------
Conventionally Financed

Avalon Gates
Trumbull, CT                     340         $31.9          Q3 1994      Q2 1996     Q2 1997       Q3 1997             9.8%

Avalon Crossing
Rockville, MD                    132          13.4          Q3 1995      Q2 1996     Q3 1996       Q4 1996            11.0%

Avalon Cove
Jersey City, NJ                  504          70.5 (3)      Q4 1994      Q2 1996     Q1 1997       Q2 1997            11.0%

Avalon Grove(4)
Stamford, CT                     402          49.9          Q1 1995      Q3 1996     Q2 1997       Q3 1997            10.7%

Avalon Springs
Wilton, CT                       102          15.0          Q3 1995      Q3 1996     Q4 1996       Q1 1997            11.6%

Avalon Run East
Lawrenceville, NJ                206          15.7          Q4 1995      Q2 1996     Q3 1996       Q4 1996
2 13.0%

Avalon Crescent
Tysons Corner, VA                558          56.6          Q1 1996      Q1 1997     Q4 1997       Q1 1998            10.1%

Avalon Commons
Smithtown, NY                    312          30.3          Q1 1996      Q1 1997     Q3 1997       Q4 1997            10.0%
                            ---------   ------------                                                            -------------
                               2,556        $283.3                                                                    10.7%
                            =========   ============                                                            =============


- ------------
The table above includes forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the delivery, occupancy and total budgeted cost of newly developed apartment homes. This information is based on a series of projections, estimates and local experience with construction practices that affect construction costs and completion as well as market conditions that affect how quickly a community leases and at what rental rates. The Company's ability to achieve these projections is affected by continued market demand for the Company's new apartment homes as well as other factors discussed periodically in the Company's reports filed with the Securities and Exchange Commission including the report on Form 10-Q for the quarter ended March 31, 1996 and the Form 10-K for the year ended December 31, 1995. If the Company's performance differs materially from these projections, actual results could vary significantly from the performance projected in the forward looking information.

(1) Stabilized occupancy is defined as the first full quarter of 93% or greater occupancy.

(2) Projected EBITDA represents gross potential earnings projected to be achieved based on current rents prevailing in the respective community's local market (without adjustment for potential growth factors) and before interest, income taxes, depreciation, amortization and extraordinary items, minus (a) economic vacancy and (b) projected stabilized operating expenses. Total budgeted cost includes all capitalized costs projected to be incurred to develop the respective Development Community, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.

(3) In March 1996, the original contractor selected to build Avalon Cove notified the Company that it was not able to complete the contract within the guaranteed maximum price and subsequently defaulted on its contractual obligations. The Company selected Tishman Construction Company of New Jersey to be the replacement contractor, and the replacement contractor is currently managing the construction operations. Management expects that total actual costs to exceed the current $70.5 million budget presented herein. The Company is pursuing collection of any excess over the original guaranteed maximum price contract, but no assurance can be provided that collection efforts will be successful. Management believes that the excess cost, even if no recovery from original contractor is made, will not have a material adverse impact on the financial condition or results of operations of the Company.

(4)      Currently anticipated to be held by a joint venture.

DEVELOPMENT RIGHTS

         The Company is considering the development of 18 new apartment communities. The status of these Development Rights range from land under contract for which design and architectural planning has just commenced to land under contract or owned by the Company with completed site plans and drawings where construction can commence almost immediately. There can be no assurance that the Company will succeed in obtaining zoning and other necessary governmental approvals or the financing required to develop these communities, or that the Company will decide to develop any particular community. Further, there can be no assurance that construction of any particular community will be undertaken or, if undertaken, will begin at the expected times assumed in the financial projections or be completed at the total budgeted cost. Although there is no assurance that all or any of these communities will proceed to development, the successful completion of all of these communities would ultimately add approximately 5,973 institutional-quality apartment homes to the Company's portfolio. At June 30, 1996, the cumulative capitalized costs incurred in pursuit of the 18 Development Rights were approximately $12.6 million, including the capitalized cost of $5.7 million related to the purchase of land in New Canaan, Connecticut. Many of these apartment homes will offer features like those offered by the communities currently owned by the Company. The 18 Development Rights that the Company is currently pursuing are summarized below.

                           DEVELOPMENT RIGHTS SUMMARY

                                                                       TOTAL
                                                 ESTIMATED           BUDGETED
                                                 NUMBER OF             COST
                        LOCATION                   HOMES            ($ MILLIONS)
                     -----------------          -----------        --------------
                1.    Nanuet, NY                    504            $    52.9
                2.    Fairfax, VA                   234                 23.0
                3.    Mamaroneck, NY                227                 34.3
                4.    Melville-I, NY                154                 16.6
                5.    Alexandria, VA                458                 43.0
                6.    Freehold, NJ                  456                 37.9
                7.    Quincy, MA                    171                 15.1
                8.    New Canaan, CT(1)             104                 23.2
                9.    Greenburgh, NY                794                101.9
                10.   Darien, CT                    172                 20.7
                11.   Fort Lee, NJ                  350                 43.0
                12.   Peabody, MA                   434                 35.5
                13.   Springfield, NJ               500                 44.9
                14.   Hull, MA                      244                 20.2
                15.   Jersey City, NJ               220                 39.2
                16.   New Rochelle, NY              350                 50.2
                17.   Easton, CT                    251                 26.0
                18.   Melville-II, NY               350                 35.0
                                              ----------          -----------
                      Total                       5,973            $   662.6
                                              ----------          -----------


The table above includes forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the total budgeted cost of newly developed apartment homes. This information is based on a series of projections, estimates and local experience with construction practices that affect construction completion. The Company's ability to achieve these projections is affected by continued market demand for the company's new apartment homes, availability of capital as well as other factors discussed periodically in the company's reports filed with the Securities and Exchange Commission, including the report on Form 10-Q for the quarter ended March 31, 1996 and the Form 10-K for the year ended December 31, 1995. If the Company's performance differs materially from these projections, actual results could vary significantly from the performance projected in the forward looking information. There can be no assurance that all or any of these communities will proceed to development.

(1) Currently anticipated that the land seller will retain a minority limited partner interest.

PART II             OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              In March 1996, the original contractor, Procida Construction Corporation, selected to build Avalon Cove notified the Company that it was not able to complete the contract within the guaranteed maximum price and subsequently defaulted on its contractual obligations The Company expects total actual costs to exceed the current $70.5 million budget. In April 1996, the Company filed a demand for arbitration with the American Arbitration Association in New York against Procida Construction Corporation to recover any excess over the original guaranteed maximum price contract and instituted suit in the U.S. District Court to comply arbitration. No assurance can be provided that collection efforts will be successful. Management does not believe that the excess cost, even if no recovery from the original contractor is made, will have a material adverse impact on the financial condition or results of operations of the Company.

ITEM 2.       CHANGES IN SECURITIES

              None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

              The Annual Meeting of Stockholders of Avalon Properties, Inc. was held on May 7, 1996, at which meeting each of the five Directors then serving and previously nominated for election as a Director was elected to serve until the next Annual Meeting of Stockholders and until their respective successors shall be duly elected and qualified. Of 30,715,566 shares outstanding and eligible to vote at the Annual Meeting of Stockholders, 24,322,191 shares were present in person or by proxy. Of the votes cast, 24,306,950 were cast in favor of the reelection of Richard L. Michaux and authority was withheld as to 15,241 shares; 24,312,450 votes were cast in favor of the reelection of Charles
H. Berman and authority was withheld as to 9,741 shares; 24,311,950 votes were cast in favor of the reelection of Michael A. Futterman and authority was withheld as to 10,241 shares; 24,311,950 votes were cast in favor of the reelection of Christopher B. Leinberger and authority was withheld as to 10,241 shares; and 24,310,950 votes were cast in favor of the reelection of Allen D. Schuster and authority was withheld as to 11,241 shares.

              Certain amendments to the Avalon Properties, Inc. 1995 Equity Incentive Plan were approved by the Company's stockholders at the Annual Meeting of Stockholders by the affirmative vote of 21,960,926 shares; 2,320,887 shares were voted against and 40,378 shares abstained from voting.

ITEM 5.       OTHER INFORMATION

              Not applicable.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              a)    Not applicable.

              b) No reports of Form 8-K have been filed by the Company for the period covered by this report.

                                  SIGNATURE



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               AVALON PROPERTIES, INC.




Date:  August 12, 1996         By       /s/  THOMAS J. SARGEANT
                                   -------------------------------------------
                               Thomas J. Sargeant, Chief Financial Officer,
                               Treasurer and Secretary
                               (Principal Financial and Accounting Officer)