Form 10-Q
period 1996-09-30
AVALON PROPERTIES INC
filed 1996-11-12
CIK 911536

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

                For the quarterly period ended September 30, 1996

                         Commission file number 1-12452

                             AVALON PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)

                         ------------------------------



Maryland                                                     06-1379111
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

                                  15 River Road
                            Wilton, Connecticut 06897
              (Address of principal executive offices) - (Zip Code)

                                 (203) 761-6500
              (Registrant's telephone number, including area code)

                           --------------------------






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes/x/ No/ /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
                     --------------------------------------

Indicate the number of shares outstanding of each issuer's classes of common stock as of the latest practicable date:

               30,735,694 shares outstanding as of November 1, 1996.

================================================================================

                             AVALON PROPERTIES, INC.

                                      INDEX
                                     -------


PART I          FINANCIAL INFORMATION
Item 1          Financial Statements                                                              Page
                                                                                                  ----
                Condensed Consolidated Balance Sheets as of September 30, 1996
                and December 31, 1995................................................................1

                Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1996 and 1995........................................2

                Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and 1995....................................................3

                Notes to Condensed Consolidated Financial Statements.................................4

Item 2          Management's Discussion and Analysis of Financial Condition
                and Results of Operations............................................................9

PART II         OTHER INFORMATION

Item 1          Legal Proceedings...................................................................24

Item 2          Changes in Securities...............................................................24

Item 3          Defaults upon Senior Securities.....................................................24

Item 4          Submission of Matters to a Vote of Stockholders.....................................24

Item 5          Other Information...................................................................24

Item 6          Exhibits and Reports on Form 8-K....................................................24

                Signature...........................................................................25


PART I  FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                             AVALON PROPERTIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                    (Dollars in thousands, except share data)







ASSETS                                                                                   9-30-96            12-31-95
                                                                                     ---------------     -------------
Real estate (Notes 1, 2, 3 and 8)
   Land                                                                                $    158,756       $   128,754
   Buildings and improvements                                                               691,771           521,082
   Furniture, fixtures and equipment                                                         26,140            19,369
                                                                                     ---------------     -------------
                                                                                            876,667           669,205
      Less:  accumulated depreciation                                                       (40,685)          (27,059)
                                                                                     ---------------     -------------
                                                                                            835,982           642,146
   Construction in progress (including land)                                                141,908           113,228
                                                                                     ---------------     -------------
            TOTAL REAL ESTATE, NET                                                          977,890           755,374

Cash and cash equivalents                                                                     2,962             1,801
Cash in escrow                                                                                3,694             3,940
Resident security deposits                                                                    5,743             4,193
Investments in joint ventures (Note 6)                                                        2,240             1,735
Deferred financing and other costs, net (Notes 2 & 7)                                         9,109             9,959
Deferred development costs, prepaid expenses and other assets (Note 2)                       13,368             9,709
                                                                                     ---------------     -------------
            TOTAL ASSETS                                                               $  1,015,006       $   786,711
                                                                                     ===============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Unsecured Facilities (Notes 1, 4 and 8)                                                $    136,000       $    58,000
Construction loans                                                                               --            10,477
Tax-exempt custodial receipts, net of unamortized discount                                   43,463            43,333
Unsecured senior notes, 7-3/8% due 2002, net of unamortized discount                         99,864            99,846
Mortgage notes payable (Note 1)                                                             134,336           114,900
Unsecured tax-exempt bonds (Note 1)                                                              --            14,130
Payables for construction                                                                    14,031             9,710
Accrued expenses and other liabilities                                                       16,402            11,522
Accrued interest payable                                                                      2,985             4,477
Resident security deposits                                                                    6,529             4,919
                                                                                     ---------------     -------------
            TOTAL LIABILITIES                                                               453,610           371,314
                                                                                     ---------------     -------------
Stockholders' equity
   Preferred stock, $.01 par value; 20,000,000 shares authorized; 4,455,000 shares of 9% Series A cumulative redeemable preferred stock issued and
      outstanding at September 30, 1996 (Note 8)                                                 45               --

   Common stock, $.01 par value; 80,000,000 shares authorized; 30,732,361 and
      28,373,065 shares issued and outstanding at September 30, 1996 and
      December 31, 1995, respectively                                                           307               284
   Additional paid-in capital                                                               580,486           425,946
   Distributions in excess of accumulated earnings                                          (19,442)          (10,833)
                                                                                     ---------------     -------------
            STOCKHOLDERS' EQUITY                                                            561,396           415,397
                                                                                     ---------------     -------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $  1,015,006       $   786,711
                                                                                     ===============     =============



     See accompanying notes to condensed consolidated financial statements.

                             AVALON PROPERTIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                    (Dollars in thousands, except share data)



                                                          Three months ended                    Nine months ended
                                                    --------------------------------     --------------------------------
                                                       9-30-96           9-30-95            9-30-96           9-30-95
                                                    --------------    --------------     --------------    --------------
Revenue:
   Rental income                                        $  32,364         $  24,591           $ 89,286          $ 68,545
   Management fees                                            355               490              1,151             1,485
   Other income                                                92               106                313               332
                                                    --------------    --------------     --------------    --------------
            Total revenue                                  32,811            25,187             90,750            70,362
                                                    --------------    --------------     --------------    --------------

Expenses:
   Operating expenses                                      12,608             9,312             34,776            25,891
   Interest expense                                         2,847             3,065              7,093             7,398
   Depreciation and amortization                            5,326             4,176             15,025            11,969
   General and administrative expenses                        996               923              2,846             2,507
                                                    --------------    --------------     --------------    --------------
            Total expenses                                 21,777            17,476             59,740            47,765
                                                    --------------    --------------     --------------    --------------

Equity in income of joint ventures (Note 6)                   282               125                598               309
Interest income                                               195               247                641               736
Minority interest income (Note 3)                             111               143                410               481
                                                    --------------    --------------     --------------    --------------
Net income before extraordinary item                       11,622             8,226             32,659            24,123
Extraordinary item  (Note 7)                               (2,356)               --             (2,356)               --
                                                    --------------    --------------     --------------    --------------
Net income                                                  9,266             8,226             30,303            24,123
Dividends attributable to preferred stock                  (2,468)               --             (6,070)               --
                                                    --------------    --------------     --------------    --------------
Net income available to common stockholders             $   6,798         $   8,226           $ 24,233          $ 24,123
                                                    ==============    ==============     ==============    ==============

Net income per weighted average
  common share outstanding (Note 2)                     $    0.22         $    0.29           $   0.79          $   0.85
                                                    ==============    ==============     ==============    ==============

     See accompanying notes to condensed consolidated financial statements.

                             AVALON PROPERTIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                             (Dollars in thousands)


                                                                                         Nine months ended
                                                                               --------------------------------------
                                                                                  9-30-96                 9-30-95
                                                                               ---------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                     $   30,303              $  24,123
    Adjustments to reconcile net income to cash provided by operating activities:
                Depreciation and amortization
                Extraordinary item                                                     15,025                 11,969
                Decrease in resident security deposits,
                     net of related liability                                           2,356                     --
                Decrease in cash in escrow                                                 60                    818
                Increase in prepaid expenses
                      and other assets                                                    246                    204
                Increase in accrued expenses, other liabilities
                     and accrued interest payable                                      (4,609)                (2,392)
                     Total adjustments                                                  3,182                  4,292
                                                                               ---------------         --------------
                     Net cash provided by operating activities                         16,260                 14,891
                                                                               ---------------         --------------
                                                                                       46,563                 39,014
                                                                               ---------------         --------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
    Increase in construction payables                                                   4,321                  7,148
    Purchase and development of real estate                                          (230,762)              (158,809)
                                                                               ---------------         --------------
                     Net cash used in investing activities                           (226,441)              (151,661)
                                                                               ---------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock, net                                                      47,027                    329
    Issuance of preferred stock, net                                                  107,581                     --
    Dividends paid                                                                    (38,912)               (30,915)
    Borrowings under notes                                                              7,000                150,125
    Repayments of notes                                                                (7,127)                (1,673)
    Borrowings under Unsecured Facilities                                             216,500                193,625
    Repayments of Unsecured Facilities                                               (138,500)              (192,395)
    Borrowings under construction loans                                                    31                  3,615
    Repayments of construction loans                                                  (10,508)                (5,172)
    Payments of deferred financing costs                                               (2,053)                (5,579)
                                                                               ---------------         --------------
                     Net cash provided by financing activities                        181,039                111,960
                                                                               ---------------         --------------
                     Net increase (decrease) in cash                                    1,161                   (687)
Cash and cash equivalents, beginning of period                                          1,801                  2,862
                                                                               ---------------         --------------

Cash and cash equivalents, end of period                                           $    2,962              $   2,175
                                                                               ===============         ==============

Cash paid during period for interest, net of amount capitalized                    $    7,541              $   5,331
                                                                               ===============         ==============


Non-cash investing and financing activities: $5,581 of debt was assumed in connection with the Avalon Pines acquisition in May 1996.

     See accompanying notes to condensed consolidated financial statements.

                             AVALON PROPERTIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                    (Dollars in thousands, except share data)

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

                  On July 23, 1996, the Company purchased Avalon at Fairway Hills II, two luxury garden-style communities (formerly Greenbriar and Fairway Pointe) located in Columbia, Maryland for $32,430. These communities contain a total of 527 apartment homes and, along with another Company-owned community, Avalon Meadows (renamed Avalon at Fairway Hills I), will be operated as two phases of one community.

                   On August 1, 1996, the Company completed a new tax-exempt credit enhancement facility with the Federal National Mortgage Association ("Fannie Mae") that will provide a long-term, cost-effective credit enhancement source for the Company's current and future tax-exempt bond communities. In connection with this facility, the Company completed a refinancing of approximately $91,000. The facility involves eleven communities, seven that are financed with tax-exempt bonds and four previously unencumbered communities that are pledged as additional collateral.

                  On September 25, 1996, the Company purchased Avalon at The Boulders (formerly Boulder Springs) in Richmond, Virginia for $14,831. This luxury garden-style community contains a total of 284 apartment homes.

                  In September 1996, pricing on the Company's unsecured credit facilities ("Unsecured Facilities") was reduced. The consortium of banks providing the Company's $165,000 unsecured credit facility lowered the interest rate charged under the facility to LIBOR plus 1.19% from LIBOR plus 1.44%. After a ratings upgrade from Moody's Investors Service in October 1996, the interest rate was further reduced to LIBOR plus 1.125%. Pricing under the $35,000 unsecured credit facility provided by First Union National Bank was reduced to LIBOR plus .95% from LIBOR plus 1.25%.

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

         Net Income per Common Share

                  Net income per common share for the nine months ended September 30, 1996 and 1995 is based upon 30,563,292 and 28,362,921 weighted average number of shares of common stock outstanding, respectively. Net income per common share for the three months ended September 30, 1996 and 1995 is based upon 30,726,488 and 28,372,588 weighted average number of shares of common stock outstanding, respectively.

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

3.       Senior Participating Mortgage Note

                  The Company's ownership of the senior participating mortgage note related to the Town Arbor Partnership ("Avalon Arbor") has been accounted for as an investment in real estate. Minority interest represents the excess of the interest income at the pay-rate on the mortgage note over the cash flow from operations generated by the community. This excess is funded from payments drawn from an escrow account established from contributions by the minority partners. At September 30, 1996, the partnership had $3,229 of cash from these contributions available to fund interest payments. The note bears interest at 10.2%. Upon acquisition, the note was restructured to provide for a 9% pay rate. The difference between the stated interest and the pay rate is deferred interest and is added to the principal. The loan also provides for contingent interest of 50% of gross revenues, as defined, and is payable prior to any payments to the partners. No contingent interest has been paid through September 30, 1996. The note entitles the holder to a 50% net residual value of the property at maturity or upon prior disposition of the property. The note may be prepaid subject to stipulated penalties.

4.       Unsecured Facilities

                  The Company's three-year revolving credit facility (the "Unsecured Facility") is provided by a consortium of nine banks ("Bank Group"), led by JP Morgan and Fleet Bank that provides for $165,000 in short-term credit. The Unsecured Facility expires in April 1998. As of September 30, 1996, approximately $8,427 of available capacity was used to provide letters of credit and $105,500 was borrowed under the facility. Accordingly, the balance that remains available at September 30, 1996 to be drawn under the Unsecured Facility is $51,073. The Unsecured Facility bears interest based upon a LIBOR, Prime or CD rate election at the Company's option. Current pricing level is LIBOR plus 1.125%.

                  In January 1996, the Company arranged the two-year supplemental unsecured facility provided by First Union National Bank (the "Supplemental Unsecured Facility") in the amount of $35,000. The Supplemental Unsecured Facility expires in January 1998 and bears a current interest rate of LIBOR plus .95%. At September 30, 1996, $4,030 of available capacity was used to provide letters of credit and $30,500 was borrowed under the Supplemental Unsecured Facility. Accordingly, the balance that remains available at September 30, 1996 to be drawn under the Supplemental Unsecured Facility is $470. The weighted average effective interest rates (excluding the cost of unused fees) on borrowings under the Unsecured Facilities and prior year's Unsecured Facility for the three and nine months ended September 30, 1996 and 1995 were 6.8%, 7.6%, 7.0% and 8.1%, respectively. Including the cost of unused fees, the weighted average effective interest rates on borrowings under the Unsecured Facilities and prior year's Unsecured Facility for the three and nine months ended September 30, 1996 and 1995 were 7.1%, 7.8%, 7.6% and 8.2%, respectively.

                  On May 30, 1995, the Company entered into an interest rate protection agreement in the form of an accreting swap agreement (the "Swap") with a triple A rated counterparty (the "Counterparty"). The Swap specifies that, commencing October 15, 1995, the Company shall pay the Counterparty a fixed rate of 5.89% on an initial principal amount that began at $8,000 and increases in varying amounts to a maximum of $45,000 in February 1997, at which time the agreement terminates. The principal amount in effect at September 30, 1996 is $40,000. In return, the Counterparty will pay to the Company a variable rate payment equal to 30-day LIBOR on the respective principal amounts. This Swap serves to fix the variable component of the Company's total interest rate at 5.89% on the principal amounts during the term of the agreement. Payments made by the Company under this agreement totaled $37 and $83 during the three and nine month period ended September 30, 1996, respectively.

5.       Stockholders' Equity

                  The following summarizes the changes in stockholders' equity for the nine months ended September 30, 1996:



                                                                             Distributions
                                                             Additional      in excess of
                                  Preferred      Common        paid-in        accumulated
                                    stock        stock         capital         earnings          Total
                                 ------------  -----------  --------------  ----------------  -------------
Stockholders' equity,12-31-95       $     --     $    284       $ 425,946        $  (10,833)     $ 415,397
Net income                                --           --              --            30,303         30,303
Dividends declared                        --           --              --           (38,912)       (38,912)
Issuance of common stock                  --           23          47,004                --         47,027
Issuance of preferred stock               45           --         107,536                --        107,581
                                  ------------  -----------  --------------    -------------- -------------
Stockholders' equity, 9-30-96       $     45     $    307       $ 580,486        $  (19,442)     $ 561,396
                                 ============  ===========  ==============     =============  =============


6.       Investments in Joint Ventures

                  At September 30, 1996, investments in joint ventures consisted of a 50% general partnership interest in Falkland Partners, a 49% equity interest in Avalon Run, an 86.5% effective equity interest in Town Close Associates (the New Canaan development right) and 100% of the operating income from the anticipated Avalon Grove joint venture (Development Community). At December 31, 1995, investments in joint ventures also consisted of a 50% general partnership interest in Evergreen Hamden Joint Venture. On February 15, 1996, the Company assigned its 50% partnership interest in Evergreen Hamden Joint Venture to the institutional partner in the joint venture. The following is a combined summary of the financial position of these joint ventures for the periods presented:


                                               9-30-96          12-31-95
                                              ----------       -----------
Assets:
    Real estate, net                            $89,009           $60,821
    Other assets                                  4,217             3,964
                                              ----------       -----------
Total assets                                    $93,226           $64,785
                                              ==========       ===========

Liabilities and partners' equity:
    Mortgage notes payable                      $26,000           $34,786
    Other liabilities                             3,786             3,686
    Partners' equity                             63,440            26,313
                                              ----------       -----------
Total liabilities and partners' equity          $93,226           $64,785
                                              ==========       ===========


                  The following is a combined summary of the operating results of these joint ventures for the periods presented. At September 30, 1995, the investments in joint ventures also included a 50% general partnership interest in Evergreen Hamden Joint Venture:


                                               Three months ended                 Nine months ended
                                          -----------------------------      -----------------------------
                                           9-30-96           9-30-95          9-30-96           9-30-95
                                          -----------      ------------      -----------       -----------
Rental income                              $   2,586         $   2,299        $   7,257          $  6,685
Other income                                      17                18               45                52
Operating expenses                            (1,133)             (897)          (3,028)           (2,538)
Mortgage interest expense                       (215)             (239)            (639)             (762)
Depreciation and amortization                   (446)             (427)          (1,266)           (1,278)
                                          -----------      ------------      -----------       -----------

     Net income                            $     809         $     754        $   2,369          $  2,159
                                          ===========      ============      ===========       ===========

7.       Extraordinary Item

                In August 1996, the Company recorded a non-recurring charge to earnings for the recorded value of the unamortized deferred financing costs associated with the refinancing of $91,000 of tax-exempt bonds in conjunction with the completion of the new credit enhancement facility with Fannie Mae.

8.       Subsequent Events

                  On October 2, 1996, the Company purchased a 10.8 acre tract of land in Melville, New York for $3,000. A new 154 apartment home community, Avalon Court, will start construction in the fourth quarter of 1996.

                  On October 22, 1996, the Company completed an offering of 4,300,000 shares of 8.96% Series B cumulative redeemable preferred stock. The gross proceeds of the offering totaled $107,500. The net cash proceeds from the sale (approximately $104,114) were used to retire indebtedness under the Company's Unsecured Facility.

                  On November 1, 1996, the Company sold two existing communities, Avalon Brooke and Avalon Heights, located in Middletown (Hartford), Connecticut for $32,650. These communities contained a total of 518 apartment homes. In connection with this sale, the Company will recognize a non-recurring gain totaling approximately $8,000. Net proceeds from the sale (approximately $32,000) was used to reduce outstanding balances under the Unsecured Facilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere herein.

         This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, but are not limited to, the following: development opportunities may be abandoned; construction costs of a community may exceed original estimates; construction and lease-up of new communities may not be completed on schedule, resulting in increased interest expense and construction costs and reduced rental revenues; occupancy rates and rents may be adversely affected by local economic and market conditions; financing may not be available on favorable terms; the Company's cash flow may be insufficient to meet required payments of principal and interest; and the Company may not be able to refinance existing indebtedness or the terms of such refinancing may not be as favorable as the terms of existing indebtedness as well as other factors discussed periodically in the Company's reports filed with the Securities and Exchange Commission, including the reports on Form 10-Q for the quarters ended March 31, 1996 and June 30, 1996 and the Form 10-K for the year ended December 31, 1995. Those factors that might cause such a difference include those set forth under the "Recent Developments," "Liquidity and Capital Resources," "Business Conditions; Inflation" and "Development Communities" sections of this Item 2.

RECENT DEVELOPMENTS

         Acquisitions or Dispositions of Existing Communities. On July 23, 1996, the Company purchased Avalon at Fairway Hills II, two luxury garden-style communities (formerly Greenbriar and Fairway Pointe) located in Columbia, Maryland for $32,430,000. These communities contain a total of 527 apartment homes and, along with Avalon at Fairway Hills I (a community currently owned by the Company), will be operated as two phases of one community.

         On September 25, 1996, the Company purchased Avalon at The Boulders (formerly Boulder Springs) in Richmond, Virginia for $14,831,000. This luxury garden-style community contains a total of 284 apartment homes.

         On November 1, 1996, the Company sold two existing communities, Avalon Brooke and Avalon Heights, located in Middletown (Hartford), Connecticut for $32,650,000. These communities contained a total of 518 apartment homes. In connection with this sale, the Company will recognize a non-recurring gain totaling approximately $8,000,000. Net proceeds from the sale (approximately $32,000,000) was used to reduce outstanding balances under the Company's revolving credit facilities ("Unsecured Facilities".)

         Land Acquisitions for New Development. On July 3, 1996, the Company purchased a 47.4 acre tract of land in Nanuet, New York for $7,000,000. A new 504 apartment home community commenced construction in the third quarter of 1996.

         On October 2, 1996, the Company purchased a 10.8 acre tract of land in Melville, New York for $3,000,000. Construction of a new 154 apartment home community, Avalon Court, will start in the fourth quarter of 1996.

         Financing Activities. On August 1, 1996, the Company completed a new tax-exempt credit enhancement facility with the Federal National Mortgage Association ("Fannie Mae") that will provide a long-term cost-effective credit enhancement source for the Company's current and future tax-exempt bond portfolio. In connection with this facility, the Company completed a refinancing of approximately $91,000,000 of its tax-exempt bond portfolio. The facility involves eleven communities, seven that are financed with tax-exempt bonds and four previously unencumbered communities that are pledged as additional collateral.

         In September 1996, pricing on the Company's Unsecured Facilities was reduced. The consortium of banks providing the Company's $165,000,000 unsecured credit facility ("Unsecured Facility") lowered the interest rate charged under the facility to LIBOR plus 1.19% from LIBOR plus 1.44%. After a ratings upgrade from Moody's Investor Service in October 1996 (see "Liquidity and Capital Resources"), the interest rate was reduced to LIBOR plus 1.125%. Pricing under the $35,000,000 supplemental unsecured credit facility

("Supplemental Unsecured Facility") provided by First Union National Bank was reduced to LIBOR plus .95% from LIBOR plus 1.25%.

         On October 22, 1996, the Company completed an offering of 4,300,000 shares of 8.96% Series B cumulative redeemable preferred stock. The gross proceeds of the offering totaled $107,500,000. The net cash proceeds from the sale (approximately $104,114,000) were used to retire indebtedness under the Company's Unsecured Facility.

GENERAL

         The Company's operations consist of the development, construction, acquisition and operation of apartment communities in the Mid-Atlantic and Northeast regions of the United States. At September 30, 1996, the Company owned 42 completed and operating communities, a general partnership interest in two other communities (a 50% interest in Falkland Chase and a 49% interest in Avalon
Run) and a 100% interest in a senior participating mortgage note secured by another community (Avalon Arbor) which is accounted for as an investment in real estate. The Company also has a fee simple ownership interest in eight Development Communities (as hereinafter defined). One of the eight Development Communities is subject to an agreement to form a joint venture.

         The Company's real estate holdings consist exclusively of apartment communities in various stages of the development cycle and can be divided into three categories:

         "Current Communities" are apartment communities where construction is complete and the community has either reached stabilized occupancy or is in the initial lease-up process. A "Stabilized Community" is a Current Community that has completed its initial lease-up and has attained a physical occupancy level of 95% or has been completed for one year, whichever occurs earlier. An "Established Community" is a Current Community that has been a Stabilized Community with stabilized operating costs during both the current year and the beginning of the previous calendar year such that its year-to-date operating results are comparable between periods.

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

         The analysis that follows compares the operating results of the Company for the three and nine months ended September 30, 1996 and 1995.

         Net income before extraordinary item increased $8,536,000 (35.4%) to $32,659,000 from $24,123,000 for the nine months ended September 30, 1996 compared to the comparable period of the preceding year. Net income increased $3,396,000 (41.3%) to $11,622,000 from $8,226,000 for the three months ended September 30, 1996 compared to the comparable period of the preceding year. The notable reasons for these increases are additional operating income from communities developed or acquired during 1995 and 1996 as well as growth in operating income from existing communities.

         Rental income increased $20,741,000 (30.3%) to $89,286,000 from
$68,545,000 for the nine months ended September 30, 1996 compared to the comparable period of the preceding year. Rental income increased $7,773,000 (31.6%) to $32,364,000 from $24,591,000 for the three months ended September 30, 1996 compared to the comparable period of the preceding year. Of the increase for the nine month period, $17,902,000 was due to newly completed or acquired communities and $2,839,000 was due to rental rate growth from Established Communities that were owned or completed throughout both periods.

         Overall Portfolio - The $20,741,000 increase in rental income for the nine month period is primarily due to increases in the weighted average number of occupied apartment homes as well as an increase in the weighted average monthly rental income per occupied apartment home. The weighted average number of occupied apartment homes increased from 9,100 apartment homes for the nine months ended September 30, 1995 to 10,930 apartment homes for the nine months ended September 30, 1996 as a result of the development and acquisition of new communities. For the nine months ended September 30, 1996, the weighted average monthly revenue per occupied apartment home increased $54 (6.5%) to $890 from $836 compared to the comparable period of the preceding year. For the three months ended September 30, 1996, the weighted average monthly revenue per occupied apartment home increased $48 (5.6%) to $900 from $852 compared to the comparable period of the preceding year.

         Established Communities - For the nine months ended September 30, 1996, the weighted average monthly revenue per occupied apartment home increased $41 (4.9%) to $880 from $839 compared to the comparable period of the preceding year, and the average economic occupancy declined to 96.1% from 96.5%. For the three months ended September 30, 1996, the weighted average monthly revenue per occupied apartment home increased $42 (4.9%) to $895 from $853, and the average economic occupancy declined to 95.9% from 96.7%. Accordingly, rental revenue from Established Communities increased $2,839,000 (4.5%) and $892,000 (4.1%) for the nine month and three month periods ended September 30, 1996, respectively, compared to the comparable periods of the preceding year. When combined with other income from Established Communities, total revenue from Established Communities increased 4.5% and 4.1% for the nine month and three month periods ended September 30, 1996, respectively, compared to the comparable periods of the preceding year.

         Management fees decreased $334,000 (22.5%) to $1,151,000 from $1,485,000 for the nine months ended September 30, 1996 compared to the comparable period of the preceding year. These fees decreased $135,000 (27.6%) to $355,000 from $490,000 for the three months ended September 30, 1996 compared to the comparable period of the preceding year. These decreases are primarily due to a decline in the number of apartment homes managed for third-party owners in 1996. This decline is due to the sale and cancellation of management contracts of some third-party communities in 1995 and 1996 as well as the acquisition of two Current Communities in the third quarter of 1995 and one Current Community in the second quarter of 1996 that were previously managed by the Company for third-party owners prior to their acquisition. The Company has decided not to aggressively pursue new fee management business at this time. New fee management business will be accepted in cases where it is profitable and where it presents a possible acquisition opportunity. This creates a very selective environment under which new fee management business will be added and will likely result in an overall decline in this revenue source in the future.

         Operating expenses, including write-off of deferred development costs, increased $8,885,000 (34.3%) to $34,776,000 from $25,891,000 for the nine months ended September 30, 1996 compared to the comparable period of the preceding year. These expenses increased $3,296,000 (35.4%) to $12,608,000 from $9,312,000 for the three months ended September 30, 1996 compared to the comparable period of the preceding year.

         Overall Portfolio - The $8,885,000 increase for the nine month period is primarily due to the acquisition of new communities, as well as the completion of Development Communities whereby maintenance, property taxes, insurance and other costs are expensed as communities move from the initial construction and lease-up phase to the operating phase. The increased costs of snow removal and other weather related expenses as a result of the severe winter weather during the first quarter of 1996 also contributed to the increase.

         Established Communities - Operating expenses increased $1,278,000 (6.0%) to $22,528,000 from $21,250,000 for the nine months ended
         September 30, 1996 compared to the comparable period of the preceding year. Operating expenses increased $303,000 (4.1%) to $7,678,000 from $7,375,000 for the three months ended September 30, 1996 compared to the comparable period of the preceding year. These increases were concentrated in the maintenance category partially due to the severe winter weather throughout the Northeast and Mid-Atlantic regions during the first quarter of 1996 as well as increases in the property taxes for newly stabilized development communities and marketing expenses.

         Interest expense decreased $305,000 (4.1%) to $7,093,000 from $7,398,000 for the nine months ended September 30, 1996 compared to the comparable period of the preceding year. Interest expense decreased $218,000 (7.1%) to $2,847,000 from $3,065,000 for the three months ended September 30, 1996 compared to the comparable period of the preceding year. These decreases are primarily attributable to the sale of 2,227,000 shares of the Company's common stock and the sale of 4,455,000 shares of the Company's preferred stock in the first quarter of 1996, as the net cash proceeds from the sales were used to retire indebtedness under the Company's Unsecured Facility, variable rate construction loans and to repay the mortgage note encumbering the Avalon at Carter Lake community. Lower short-term interest rates under the Unsecured Facilities due to structural rate reductions achieved as well as lower LIBOR rates also contributed to the declines. Finally, an increase in capitalized interest due to an increase in the number of apartment homes under construc-tion and lower interest and credit enhancement costs in connection with the completion of the tax-exempt, credit enhancement facility with Fannie Mae are other reasons for the overall declines.

         Depreciation and amortization increased $3,056,000 (25.5%) to $15,025,000 from $11,969,000 for the nine months ended September 30, 1996 compared to the comparable period of the preceding year. Depreciation and amortization increased $1,150,000 (27.5%) to $5,326,000 from $4,176,000 for the three months ended September 30, 1996 compared to the comparable period of the preceding year. These increases reflect additional depreciation expense for recently acquired and developed communities and the amortization of the costs related to the issuance of tax-exempt custodial receipts in May 1995 as well as the costs related to the closing of the Unsecured Facility and the issuance of $100,000,000 of unsecured senior notes in September 1995, offset by lower amortization expense due to the new Fannie Mae credit enhancement facility.

         General and administrative expenses increased $339,000 (13.5%) to $2,846,000 from $2,507,000 for the nine months ended September 30, 1996 compared to the comparable period of the preceding year. These expenses increased $73,000 (7.9%) to $996,000 from $923,000 for the three months ended September 30, 1996 compared to the comparable period of the preceding year. These increases are primarily due to the introduction of the amended and restated 1996 and 1995 Equity Incentive Plan (and related legal and proxy costs) as well as staff additions related to growth in the Company's portfolio and the implementation of the company-wide systems enhancement program.

         Equity in income of joint ventures increased $289,000 (93.5%) to $598,000 from $309,000 for the nine months ended September 30, 1996 compared to the comparable period of the preceding year. This income increased $157,000 to $282,000 from $125,000 for the three months ended September 30, 1996 compared to the comparable period of the preceding year. These increases are principally the result of increased net income from the Falkland Partners joint venture due to an increase in rental revenue as well as the income from the Town Close Associates joint venture that was formed in June 1995. Non-recurring income from the anticipated Avalon Grove joint venture in which the Company is allocated 100% of the lease-up period income also contributed to the increases.

         Extraordinary item of $2,356,000 for the three and nine months ended September 30, 1996 reflects the write-off of the unamortized deferred financing costs associated with the refinancing of the $91,000,000 of tax-exempt bonds in conjunction with the completion of the new credit enhancement facility with Fannie Mae.

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

         The table on the following page presents an analysis of Funds from Operations under the revised and former definition for the periods presented:

ANALYSIS OF FUNDS FROM OPERATIONS ($ IN 000'S)

                                                                         REVISED DEFINITION
                                                          Three months ended             Nine months ended
                                                       --------------------------    --------------------------
                                                         9-30-96       9-30-95         9-30-96       9-30-95
                                                       ------------  ------------    ------------  ------------
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS             $     6,798   $     8,226     $    24,233   $    24,123
  Depreciation:
     Community level                                          4,783         3,538          13,247        10,455
     Corporate level (FF&E)                                      --            --              --            --
  Extraordinary item                                          2,356            --           2,356            --
  Amortization of deferred financing and other
     deferred costs                                              --            --              --            --
  Allocated share of joint venture depreciation                  81            79             240           237
  Allocated share of joint venture amortization                  --            --              --            --
                                                       ------------  ------------    ------------  ------------
FUNDS FROM OPERATIONS                                   $    14,018   $    11,843     $    40,076   $    34,815
                                                       ============  ============    ============  ============
WEIGHTED AVERAGE SHARES OUTSTANDING                      30,726,488    28,372,588      30,563,292    28,362,921
                                                       ============  ============    ============  ============

OTHER CAPITALIZED EXPENDITURES AND OTHER
  INFORMATION
  Capital expenditures:
    Community level (1)                                 $       453   $       360     $     1,287   $       834
    Corporate level (2)                                 $       219   $       153     $     1,810   $       470
  Loan principal amortization payments                  $       187   $       128     $       423   $       383
  Capitalized deferred financing costs (3)              $     1,594   $     3,024     $     2,053   $     5,579





                                                                                    FORMER DEFINITION
                                                                  Three months ended               Nine months ended

                                                              --------------------------     ------------------------------
                                                                9-30-96       9-30-95           9-30-96         9-30-95
                                                              ------------  ------------     --------------  --------------
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                    $     6,798   $     8,226      $      24,233   $      24,123
  Depreciation:
     Community level                                                 4,783         3,538             13,247          10,455
     Corporate level (FF&E)                                            132            61                362             166
  Extraordinary item                                                 2,356            --              2,356              --
  Amortization of deferred financing and other
     deferred costs                                                    411           577              1,416           1,348
  Allocated share of joint venture depreciation                         81            79                240             237
  Allocated share of joint venture amortization                          2             2                  6               6
                                                              ------------  ------------     --------------  --------------
FUNDS FROM OPERATIONS                                          $    14,563   $   $12,483      $      41,860   $      36,335
                                                              ============  ============     ==============  ==============
WEIGHTED AVERAGE SHARES OUTSTANDING                             30,726,488    28,372,588         30,563,292      28,362,921
                                                              ============  ============     ==============  ==============

OTHER CAPITALIZED EXPENDITURES AND OTHER
  INFORMATION
  Capital expenditures:
    Community level (1)                                        $       453   $       360      $       1,287   $         834
    Corporate level (2)                                        $       219   $       153      $       1,810   $         470
  Loan principal amortization payments                         $       187   $       128      $         423   $         383
  Capitalized deferred financing costs (3)                     $     1,594   $     3,024      $       2,053   $       5,579


------------------

Footnotes to Analysis of Funds from Operations

(1)The Company expenses all recurring non-revenue generating community expenditures, including carpet and appliance replacements. See "Capitalization of Fixed Assets and Community Improvements."

(2)Represents the cost of new office leasehold improvements, office equipment and computer costs related to the implementation of a company-wide systems enhancement plan.

(3)Substantially all of the deferred financing costs incurred for the nine months ended September 30, 1996 relate to the closing of the Supplemental Unsecured Facility and costs incurred related to the credit enhancement facility with Fannie Mae.

CAPITALIZATION OF FIXED ASSETS AND COMMUNITY IMPROVEMENTS

         The Company maintains a policy with respect to capital expenditures that generally provides that only non-recurring expenditures are capitalized. Community level improvements and upgrades are capitalized only if the item exceeds $15,000, extends the useful life of the asset and is not related to making an apartment home ready for the next resident. Under this policy, virtually all capitalized costs are non-recurring, as recurring make ready costs are expensed as incurred, including costs of carpet and appliance replacements, floor coverings, interior painting and other redecorating costs. Purchases of personal property (computers, furniture) are capitalized only if the item is a new addition (i.e., not a replacement) and only if the item exceeds $2,500. The application of these policies for the nine months ended September 30, 1996 resulted in capitalized expenditures for Stabilized Communities of approximately $128 per apartment home. For the nine months ended September 30, 1996, the Company charged to maintenance expense, including carpet and appliance replacements, a total of approximately $7,579,000 for Stabilized Communities or $752 per apartment home. Management anticipates that capitalized costs per apartment home will gradually rise as the Company's portfolio of communities matures. The table on the following page is a summary of expenditures for both recurring maintenance costs (expensed) and community upgrades (capitalized) for the nine months ended September 30, 1996.

 EXPENDITURES FOR COMMUNITY AND CORPORATE UPGRADES (CAPITALIZED) AND COMMUNITY
                            MAINTENANCE (EXPENSED)
                 (Dollars in thousands, except per home data)


                                                                                             YTD 1996 Capitalized Upgrades
                                           Number         Balance at        Balance at       -------------------------------
            Community                     of Homes         12-31-95   (1)     9-30-96    (1)     Total           Per Home
----------------------------------       -----------     -------------     --------------    ---------------    ------------
STABILIZED
----------
Avalon Park                                     372         $  19,635         $   19,716             $   81        $    218
Avalon at Ballston                              344            36,617             36,682                 65             189
Avalon at Gayton                                328             9,715              9,814                 99             302
Avalon at Symphony Glen                         174             8,034              8,066                 32             184
Avalon at Hampton I                             186             3,661              3,712                 51             274
Avalon at Hampton II                            231             8,093              8,125                 32             139
Avalon at Dulles                                236            11,540             11,599                 59             250
Avalon Knoll                                    300             7,851              7,886                 35             117
Avalon Lea                                      296            16,057             16,100                 43             145
Avalon at Fairway Hills I                       192             9,281              9,344                 63             328
Avalon Ridge                                    432            24,874             25,023                149             345
Longwood Towers                                 250            16,600             16,617                 17              68
Avalon Farm                                     306            17,270             17,306                 36             118
Avalon Brooke                                   280            13,258             13,305                 47             168
Avalon Glen                                     238            30,066             30,075                  9              38
Avalon Pavilions                                932            56,418             56,491                 73              78
Avalon Heights                                  238            12,217             12,244                 27             113
Avalon View                                     288            17,725             17,778                 53             184
4100 Massachusetts Ave.                         308            34,859             34,865                  6              19
Avalon at Carter Lake                           259            11,413             11,484                 71             274
Avalon Pointe                                   140             7,731              7,748                 17             121
Avalon Station                                  127             5,920              5,925                  5              39
Avalon Woods                                    268             8,237              8,235                (2)             (7)
Avalon at Park Center                           492            37,244             37,297                 53             108
Avalon at Lexington                             198            14,102             14,102                 --              --
Avalon Watch                                    512            28,215             28,308                 93             182
Avalon Walk I                                   430            34,417             34,445                 28              65
Avalon Walk II                                  334            23,537             23,541                  4              12
Avalon Landing                                  158             9,256              9,257                  1               6
Avalon Birches                                  312            13,413             13,416                  3              10
Avalon at Lake Arbor                            209            11,895             11,899                  4              19
Avalon at Decoverly                             368            30,947             30,974                 27              73
Avalon Summit West                              125             6,764              6,764                 --              --
Avalon Towers                                   109            15,820             15,823                  3              28
Avalon Green                                    105            12,017             12,020                  3              29
                                         -----------     -------------     --------------    ---------------    ------------
                                             10,077           624,699            625,986              1,287             128
                                         -----------     -------------     --------------    ---------------    ------------
NEWLY ACQUIRED/DEVELOPED
------------------------
Avalon Fields                                   192            14,103             14,262                159             828
Avalon West                                     120             6,938             10,550              3,612          30,100
Avalon Station II                                96             3,771              5,848              2,077          21,635
Avalon Summit East                              120             6,351              9,274              2,923          24,358
Avalon Run East                                 206             4,421             15,238             10,817          52,510
Avalon Chase (2)                                360                --             23,611             23,611          65,586
Avalon Pines (2)                                174                --              8,577              8,577          49,293
Avalon at Fairway Hills II (2)                  527                --             33,735             33,735          64,013
Avalon at the Boulders (2)                      284                --             16,027             16,027          56,433
                                         -----------     -------------     --------------    ---------------    ------------
                                              2,079            35,584            137,122            101,538          48,840
                                         -----------     -------------     --------------    ---------------    ------------

NEW DEVELOPMENTS                              2,854            91,990            220,711            128,721          45,102
----------------

OTHER
-----
Longwood Towers - Renovation                     --             1,089              3,439              2,350 (5)       9,400
Avalon Arbor (3)                                302            27,234             27,670                436           1,444
Corporate Level Expenditures                     --             1,837              3,647              1,810              --
                                         ===========     =============     ==============    ===============    ============
Grand Total                                  15,312 (4)     $ 782,433         $1,018,575                N/A             N/A
                                         ===========     =============     ==============    ===============    ============

                                                    YTD 1996
                                             Maintenance Expensed
                                         ------------------------------
            Community                        Total          Per Home
----------------------------------       --------------    ------------
STABILIZED
----------
Avalon Park                                     $  296       $     796
Avalon at Ballston                                 243             706
Avalon at Gayton                                   273             832
Avalon at Symphony Glen                            151             868
Avalon at Hampton I                                165             887
Avalon at Hampton II                               166             719
Avalon at Dulles                                   223             945
Avalon Knoll                                       299             997
Avalon Lea                                         215             726
Avalon at Fairway Hills I                          188             979
Avalon Ridge                                       277             641
Longwood Towers                                    343           1,372
Avalon Farm                                        237             775
Avalon Brooke                                      136             486
Avalon Glen                                        203             853
Avalon Pavilions                                   486             521
Avalon Heights                                     164             689
Avalon View                                        273             948
4100 Massachusetts Ave.                            297             964
Avalon at Carter Lake                              211             815
Avalon Pointe                                      135             964
Avalon Station                                      99             780
Avalon Woods                                       159             593
Avalon at Park Center                              277             563
Avalon at Lexington                                165             833
Avalon Watch                                       396             773
Avalon Walk I                                      180             419
Avalon Walk II                                     159             476
Avalon Landing                                     155             981
Avalon Birches                                     182             583
Avalon at Lake Arbor                               215           1,029
Avalon at Decoverly                                233             633
Avalon Summit West                                  90             720
Avalon Towers                                      154           1,413
Avalon Green                                       134           1,276
                                         --------------    ------------
                                                 7,579             752
                                         --------------    ------------
NEWLY ACQUIRED/DEVELOPED
------------------------
Avalon Fields                                       44             229
Avalon West                                         38             317
Avalon Station II                                   24             250
Avalon Summit East                                  62             517
Avalon Run East                                     24             117
Avalon Chase (2)                                   347             964
Avalon Pines (2)                                    48             276
Avalon at Fairway Hills II (2)                      83             157
Avalon at the Boulders (2)                          --              --
                                         --------------    ------------
                                                   670             322
                                         --------------    ------------

NEW DEVELOPMENTS                                    61             N/A
----------------

OTHER
-----
Longwood Towers - Renovation                        --              --
Avalon Arbor (3)                                   225             745
Corporate Level Expenditures                        --              --
                                         ==============    ============
Grand Total                                     $8,535             N/A
                                         ==============    ============


(1)Costs are presented in accordance with generally accepted accounting principles ("GAAP") and exclude the step-up in basis attributed to continuing investors.

(2)Acquired in 1996.

(3)Ownership through ownership of the Avalon Arbor mortgage note. See Note 3 to the condensed consolidated financial statements. Increases in capitalized value relate primarily to accrued interest and do not reflect capitalized community upgrades.

(4)Excludes Falkland Chase and Avalon Run, 876 apartment homes owned by joint ventures in which the Company holds a 50% interest and 49% interest, respectively.

(5)Represents renovation costs incurred.

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

         Cash and cash equivalents increased from $2,175,000 at September 30, 1995 to $2,962,000 at September 30, 1996 due to the excess of cash provided by operating and financing activities over cash used by investing activities, primarily due to the completion of the common stock offering in January 1996 and the preferred stock offering in February 1996 as more fully described below:

                  Net cash provided by operating activities increased by $7,549,000 from $39,014,000 to $46,563,000, primarily due to an increase in operating income from newly developed and acquired communities and Established Communities.

                  Net cash used in investing activities increased by $74,780,000 from $151,661,000 to $226,441,000, primarily due to an increase in the number of apartment homes under development from an average of 1,969 in the first nine month period of 1995 to 2,767 in 1996.

                  Net cash provided by financing activities increased by $69,079,000 from $111,960,000 to $181,039,000, primarily due to the excess net proceeds received from the completion of the sale of 2,227,000 shares of the Company's common stock and the sale of 4,455,000 shares of the Company's Series A cumulative redeemable preferred stock in 1996 and increased borrowings under the Unsecured Facilities, offset by an increase in dividends paid.

         The Company regularly reviews short-term liquidity needs and the adequacy of Funds from Operations and other expected liquidity sources to meet these needs. The Company's primary short-term liquidity needs are to fund normal recurring operating expenses, debt service payments and the minimum dividend payment required to maintain the Company's REIT qualification under the Internal Revenue Code. Management anticipates that these needs will be fully funded from cash flows provided by operating activities. Normal recurring expenditures for maintenance and repairs (including carpet and appliance replacements) are funded from the operating cash flows of Stabilized Communities and are expensed as incurred. Major upgrades or community improvements are capitalized and depreciated over the expected economic useful life of the item only if the expenditure exceeds $15,000 per occurrence and only if the expenditure extends the economic useful life of the community. Purchases of personal property (computers, furniture) are capitalized only if the item is a new addition (i.e., not a replacement) and only if the item exceeds $2,500. The application of these policies for the nine month period ended September 30, 1996 resulted in capitalized expenditures for Established Communities of $128 per apartment home.

         Capital Resources. To sustain the Company's active development and acquisitions program, continuous access to the capital markets is required. Management understands the need to match the long-term nature of its real estate assets with long-term cost effective capital. The Company has demonstrated regular and continuous access to the capital markets since its initial public offering, raising approximately $553 million in seven offerings over a two-year period and over $400 million in the last year and a half. Management follows a focused strategy to help ensure uninterrupted access to capital. This strategy includes:

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

Unsecured Facilities and Investment Grade Ratings Upgrade

         The Company's Unsecured Facility is provided by a consortium of nine banks ("Bank Group") led by JP Morgan and Fleet Bank that provides for $165,000,000 in short-term credit. At September 30, 1996, $105,500,000 was borrowed, $8,427,000 was used to provide letters of credit and $51,073,000 was available for borrowing under the Unsecured Facility.

         In January 1996, the Company arranged the two-year Supplemental Unsecured Facility provided by First Union National Bank in the amount of $35,000,000. The Supplemental Unsecured Facility expires in January 1998 and bears a current interest rate of LIBOR plus .95%. At September 30, 1996, $4,030,000 of available capacity was used to provide letters of credit, and $30,500,000 was borrowed under the Supplemental Unsecured Facility. Accordingly, the balance that remains available at September 30, 1996 to be drawn under the Supplemental Unsecured Facility is $470,000.

         In September 1996, pricing on the Company's Unsecured Facilities was reduced. The consortium of banks providing the Company's $165,000,000 Unsecured Facility lowered the interest rate charged under the facility to LIBOR plus 1.19% from LIBOR plus 1.44%. Following a ratings upgrade from Moody's Investors Service (see below), the interest rate was further reduced to LIBOR plus 1.125%. Pricing under the Supplemental Unsecured Facility provided by First Union National Bank was reduced to LIBOR plus .95% from LIBOR plus 1.25%.

         The Company will use borrowings under the Unsecured Facilities for capital expenditures, acquisitions of developed or undeveloped communities, construction, development and renovation costs, credit enhancement for tax-exempt bonds and for working capital purposes.

         In October 1996, Moody's Investor Service ("Moody's") raised the Company's ratings on the 7 3/8% senior notes to Baa2 from Baa3. At the same time, Moody's raised its rating on the Company's cumulative redeemable preferred stock to baa3 from ba1 and the ratings on three tax-exempt bond issues that are guaranteed by the Company to Baa2 from Baa3.

Interest Rate Protection Agreements

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

            Periods Covered              Principal (Notional) Amount in Effect
            ---------------              -------------------------------------
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

         Payments made by the Company under the Swap totaled $37,000 and $83,000 during the three and nine month periods ended September 30, 1996, respectively.

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

Financing Transactions Completed

         On August 1, 1996, the Company completed a new tax-exempt credit enhancement facility with Fannie Mae that will provide a long-term cost-effective credit enhancement source for the Company's current and future tax-exempt bond portfolio. In connection with this facility, the Company completed a refinancing of approximately $91,000,000 of its tax-exempt bond portfolio. The facility involves eleven communities, seven that are financed with tax-exempt bonds and four previously unencumbered communities that are pledged as additional collateral.

         In October 1996, the Company completed an offering of 4,300,000 shares of 8.96% Series B cumulative redeemable preferred stock. The gross proceeds of the offering totaled $107,500,000. The net cash proceeds from the sale (approximately $104,114,000) were used to retire indebtedness under the Company's Unsecured Facility.

Financing Commitments

         The Company has received commitments for tax-exempt financing on the Avalon Fields and Avalon West communities. The Community Development Administration of Maryland has issued $12.1 million of thirty-year fixed-rate bonds, at an all-in rate of 7.55% related to Avalon Fields. The proceeds will be made available to the Company upon completion of documentation. The Massachusetts Housing Finance Agency has issued $8.8 million of tax-exempt bonds to finance the Avalon West community upon completion at an all-in cost of 7.72% for 42 years. Management expects to receive funding under both commitments during the fourth quarter of 1996.

Future Financing Needs

         Substantially all of the capital expenditures to complete the communities currently under construction will be funded from proceeds of permanent financing commitments already in place or from proceeds drawn under Unsecured Facilities, and little, if any, additional capital sources are expected to be needed to complete the communities. Except for Longwood Towers, the Company has no present plans for any major capital improvements to any of the Current Communities. The renovation of Longwood Towers is being funded by advances under the Unsecured Facilities, operating cash flow or other financing sources over a three-year period. Management expects to continue to fund deferred development costs related to future developments from Funds from Operations and advances under the Unsecured Facilities. The Company believes that these sources of capital are adequate to take each of the proposed communities to the point in the development cycle where construction can commence.

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

         At September 30, 1996, Management had positioned the Company's portfolio of Stabilized Communities, excluding communities owned by joint ventures, to a physical occupancy level of 96.9%, and achieved an average economic occupancy of 95.3% for the nine months ended September 30, 1996. Average economic occupancy for the portfolio for the nine months ended September 30, 1995 was 95.8%. This continued high occupancy was achieved through aggressive marketing efforts combined with limited and targeted pricing adjustments. This positioning has resulted in overall growth in rental revenue from Stabilized Communities between periods. It is Management's strategy to maximize total rental revenue through management of rental rates and occupancy levels. If market and economic conditions change, Management may adopt a strategy of maximizing rental rates, which could lead to lower occupancy levels, if Management believes that this strategy will maximize rental revenue. Given the currently high occupancy level of the portfolio, Management anticipates that, for the foreseeable future, any rental revenue and net income gains from currently owned and Stabilized Communities would be achieved primarily through higher rental rates and enhanced operating cost leverage provided by high occupancy, rather than through continued occupancy gains.

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

DEVELOPMENT COMMUNITIES

         At September 30, 1996, eight Development Communities were under construction. The total capitalized cost of these Development Communities, when completed, is currently expected to be approximately $323.8 million. The Company intends to periodically update the projections in the table on the following page to the extent Management believes there may be or has been a material change in these projections on an aggregate basis. There can be no assurance that the Company will complete the Development Communities, that the Company's budgeted costs, leasing, start dates, completion dates, occupancy or estimates of "EBITDA as % of Total Budgeted Cost" will be realized or that future developments will realize comparable returns.

         The Company maintains an active development capacity that Management anticipates will provide a continuing source of portfolio growth. During the lease-up period of the development process, the Company anticipates that Development Communities will experience operating deficits for a three-to-six month period until such time as the new community approaches stabilized occupancy. The amount and duration of operating deficits to be incurred are dependent upon a number of factors, including the size of the community, the season in which leasing activity occurs and the extent to which delivery of new apartment homes coincides with leasing and occupancy of these new apartment homes (which is dependent on local market conditions). Any operating deficits that occur during the initial lease-up phase of a new development are expensed in accordance with GAAP. For the nine months ended September 30, 1996, initial lease-up deficits were not material to the financial position and operating results of the Company.

         The following page presents a summary of Development Communities:

                       DEVELOPMENT COMMUNITIES SUMMARY


                               NUMBER OF        BUDGETED                                       ESTIMATED        ESTIMATED
                               APARTMENT          COST         CONSTRUCTION        INITIAL     COMPLETION     STABILIZATION
                                 HOMES        ($ MILLIONS)         START          OCCUPANCY       DATE           DATE (1)
                              ------------    -------------   ----------------   -----------  ------------   ---------------
Conventionally Financed
-----------------------

Avalon Gates
Trumbull, CT                          340      $  32.7            Q3 1994         Q2 1996       Q3 1997          Q4 1997

Avalon Crossing
Rockville, MD                         132         13.5            Q3 1995         Q2 1996       Q4 1996          Q1 1997

Avalon Cove
Jersey City, NJ                       504         70.5(3)         Q4 1994         Q2 1996       Q1 1997          Q2 1997

Avalon Grove(4)
Stamford, CT                          402         51.3            Q1 1995         Q3 1996       Q2 1997          Q3 1997

Avalon Springs
Wilton, CT                            102         15.2            Q3 1995         Q3 1996       Q1 1997          Q2 1997

Avalon Crescent
Tysons Corner, VA                     558         56.7            Q1 1996         Q1 1997       Q4 1997          Q1 1998

Avalon Commons
Smithtown, NY                         312         30.6            Q1 1996         Q1 1997       Q3 1997          Q4 1997

Avalon Gardens
Nanuet, NY                            504         53.3            Q3 1996         Q3 1997       Q4 1998          Q1 1999
                              ------------    ----------
                                    2,854      $ 323.8
                              ============    ==========



                                 EBITDA AS %
                                   OF TOTAL
                              BUDGETED COST (2)
                              -------------------
Conventionally Financed
-----------------------

Avalon Gates
Trumbull, CT                        10.0%

Avalon Crossing
Rockville, MD                       11.0%

Avalon Cove
Jersey City, NJ                     11.0%

Avalon Grove(4)
Stamford, CT                        12.2%

Avalon Springs
Wilton, CT                          11.6%

Avalon Crescent
Tysons Corner, VA                   10.2%

Avalon Commons
Smithtown, NY                       11.1%

Avalon Gardens
Nanuet, NY                          10.1%
                              -------------
                                    10.8%
                              =============

------------

The table above includes forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the delivery, occupancy and total budgeted cost of newly developed apartment homes. This information is based on a series of projections, estimates and local experience with construction practices that affect construction costs and completion as well as market conditions that affect how quickly a community leases and at what rental rates. The Company's ability to achieve these projections is affected by continued market demand for the Company's new apartment homes as well as other factors discussed periodically in the Company's reports filed with the Securities and Exchange Commission including the reports on Form 10-Q for the quarters ended March 31, 1996 and June 30, 1996 and the Form 10-K for the year ended December 31, 1995. If the Company's performance differs materially from these projections, actual results could vary significantly from the performance projected in the forward looking information.

(1) Stabilized occupancy is defined as the first full quarter of 95% or greater occupancy.

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

DEVELOPMENT RIGHTS


         The Company is considering the development of 20 new apartment communities. The status of these Development Rights range from land under contract for which design and architectural planning has just commenced to land under contract or owned by the Company with completed site plans and drawings where construction can commence almost immediately. There can be no assurance that the Company will succeed in obtaining zoning and other necessary governmental approvals or the financing required to develop these communities, or that the Company will decide to develop any particular community. Further, there can be no assurance that construction of any particular community will be undertaken or, if undertaken, will begin at the expected times assumed in the financial projections or be completed at the total budgeted cost. Although there is no assurance that all or any of these communities will proceed to development, the successful completion of all of these communities would ultimately add approximately 5,767 institutional-quality apartment homes to the Company's portfolio. At September 30, 1996, the cumulative capitalized costs incurred in pursuit of the 20 Development Rights were approximately $12.1 million, including the capitalized cost of $5.9 million related to the purchase of land in New Canaan, Connecticut. Many of these apartment homes will offer features like those offered by the communities currently owned by the Company. The 20 Development Rights that the Company is currently pursuing are summarized below.

                           DEVELOPMENT RIGHTS SUMMARY

                                                               TOTAL
                                       ESTIMATED              BUDGETED
                                       NUMBER OF                COST
              LOCATION                   HOMES              ($ MILLIONS)
        ----------------------     ---------------        ----------------
   1.   Fairfax, VA                         234                $     23.2
   2.   Mamaroneck, NY                      227                      37.0
   3.   Melville-I, NY                      154                      17.8
   4.   Alexandria, VA                      460                      45.7
   5.   Freehold, NJ                        452                      37.5
   6.   Quincy, MA                          171                      15.0
   7.   New Canaan, CT(1)                   104                      23.2
   8.   Greenburgh - II, NY                 500                      64.2
   9.   Greenburgh - III, NY                294                      37.7
  10.   Darien, CT                          172                      20.7
  11.   Fort Lee, NJ                        351                      52.6
  12.   Peabody, MA                         434                      35.5
  13.   Springfield, NJ                     500                      44.9
  14.   Hull, MA                            244                      20.3
  15.   Jersey City, NJ                     221                      38.5
  16.   New Rochelle, NY                    350                      49.4
  17.   Easton, CT                          249                      28.2
  18.   Melville-II, NY                     350                      36.7
  19.   Wilmington, MA                      204                      18.0
  20.   Gaithersburg - II, MD                96                       8.1
                                   =============            ==============
        Total                             5,767                $    654.2
                                   =============            ==============

The table above includes forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the total budgeted cost of newly developed apartment homes. This information is based on a series of projections, estimates and local experience with construction practices that affect construction completion. The Company's ability to achieve these projections is affected by continued market demand for the company's new apartment homes, availability of capital as well as other factors discussed periodically in the company's reports filed with the Securities and Exchange Commission, including the report on Form 10-Q for the quarter ended June 30, 1996 and the Form 10-K for the year ended December 31, 1995. If the Company's performance differs materially from these projections, actual results could vary significantly from the performance projected in the forward looking information. There can be no assurance that all or any of these communities will proceed to development.

(1) Currently anticipated that the land seller will retain a minority limited partner interest.

PART II           OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In March 1996, the original contractor, Procida Construction Corporation, selected to build Avalon Cove notified the Company that it was not able to complete the contract within the guaranteed maximum price and subsequently defaulted on its contractual obligations. The Company expects total actual costs to exceed the current $70.5 million budget. In April 1996, the Company filed a demand for arbitration with the American Arbitration Association in New York against Procida Construction Corporation to recover any excess over the original guaranteed maximum price contract and instituted suit in the U.S. District Court to compel arbitration. No assurance can be provided that collection efforts will be successful. Management does not believe that the excess cost, even if no recovery from the original contractor is made, will have a material adverse impact on the financial condition or results of operations of the Company.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

         None.

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

                                  AVALON PROPERTIES, INC.



Date:  November 12, 1996          By /s/  THOMAS J. SARGEANT
                                     --------------------------
                                  Thomas J. Sargeant, Chief Financial Officer,
                                  Treasurer and Secretary
                                  (Principal Financial and Accounting Officer)