Form 10-K
period 1996-12-31
AVALON PROPERTIES INC
filed 1997-03-31
CIK 911536

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ---------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                         Commission file number 1-12452

                            AVALON PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)

                            ---------------------

 Maryland                                                    06-1379111
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identifica tion No.)

                                 15 River Road
                           Wilton, Connecticut 06897
                    (Address of principal executive offices)

                                 (203) 761-6500
              (Registrant's telephone number, including area code)

                         --------------------------

          Securities registered pursuant to Section 12(b) of the Act:

           Common Stock, par value $.01 per share                             New York Stock Exchange
                   (Title of each class)                             (Name of each exchange on which registered)

    9% Series A Cumulative Redeemable Preferred Stock,                        New York Stock Exchange
                  par value $.01 per share                          (Name of each exchange on which registered)
                   (Title of each class)

   8.96% Series B Cumulative Redeemable Preferred Stock,                      New York Stock Exchange
                  par value $.01 per share                          (Name of each exchange on which registered)
                   (Title of each class)


        Securities registered pursuant to Section 12(g) of the Act: None

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes [X]      No [ ]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The aggregate market value of the voting stock held by nonaffiliates of the Registrant, as of March 14, 1997, was $943,979,517.

       The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of March 14, 1997 was 33,528,672.


                      Documents Incorporated by Reference
                      -----------------------------------

      Portions of the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on May 6, 1997 are incorporated by reference herein as portions of Part III of this Form 10-K.

================================================================================

                              TABLE OF CONTENTS

                                                                                                         PAGE
                                                                                                         ----
                                                                PART I

ITEM 1.            BUSINESS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

ITEM 2.            COMMUNITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

ITEM 3.            LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS  . . . . . . . . . . . . . . . . . . . 20

                                                               PART II

ITEM 5.            MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                            STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

ITEM 6.            SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

ITEM 7.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . 25

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . . . . . . . . . . . . . . . . . . 40

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                            ON ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . . . . . . . . . . . . . . 40

                                                               PART III

ITEM 10.           DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT   . . . . . . . . . . . . . . . . . . . 41

ITEM 11.           EXECUTIVE COMPENSATION   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 41

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                            AND MANAGEMENT  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 41

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS   . . . . . . . . . . . . . . . . . . . 41

                                                               PART IV

ITEM 14.           EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND
                            REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 42

SIGNATURES          . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 46

                                     PART I

         This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statement. Certain factors that might cause such a difference are discussed in the section entitled "Forward-Looking Statements" on page 1 of this Form 10-K.

ITEM 1.  BUSINESS

General

         Avalon Properties, Inc. ("Avalon" or the "Company") is an integrated real estate operating company, concentrating exclusively on apartment community acquisition, construction, development and management in the Mid-Atlantic and Northeast regions of the United States. The Company was incorporated under the laws of the State of Maryland in August 1993 and was formed to continue and expand the multifamily apartment community acquisition, construction, development and management operations of the Trammell Crow Residential Mid-Atlantic and Northeast Groups (collectively, the "Predecessor"). Avalon is a self-administered and self-managed equity Real Estate Investment Trust ("REIT"). As of March 14, 1997, the Company's portfolio includes 17,619 Class A, institutional-quality apartment homes including 3,797 apartment homes under construction (see "Communities") and the Company manages 1,224 apartment homes for unaffiliated institutional owners. The Company's apartment communities are conveniently located in areas within close proximity to recreational amenities, schools, entertainment and dining, and easy access to employment. The Company currently employs approximately 790 people.

         A principal operating objective of the Company's management ("Management") is to increase operating cash flow growth and long-term stockholder value. Management's strategies to achieve this objective include
(i) generating consistent, sustained earnings growth at each community through increased revenue (from high occupancy and targeted value pricing) and increased operating margins (from aggressive expense management); (ii) selective investment in new acquisition and development communities in the Company's targeted geographical areas; and (iii) the use of a conservative capital structure to provide continued access to capital markets at the lowest possible cost. Management believes that these strategies are best implemented by building and acquiring institutional-quality assets in supply-constrained markets while maintaining the financial discipline to ensure maximum balance sheet flexibility. Management believes that these strategies will lead to higher occupancy levels, increased rental rates and highly predictable and growing cash flow.

         OPERATING STRATEGIES: Intense focus on the operations of the existing portfolio is an important strategy necessary to realize consistent, sustained earnings growth. Management believes that such focus is best achieved when operating only one type of real estate. To this end, the Company concentrates exclusively on apartment community acquisition, construction, development and management. The Company intends to increase earnings through focused on-site property management that is expected to result in higher revenue from Company-owned communities and operating cost containment. Ensuring resident satisfaction by providing service that exceeds the resident's expectations, increasing rents as market conditions allow, maximizing rent collections and maintaining community occupancy at optimal levels comprise the principal strategies to maximize revenue. Lease terms are generally staggered based on vacancy exposure by apartment type so that lease expirations are better matched to each community's rental patterns. On-site property management teams receive bonuses based largely upon the net operating income produced at their community as well as rental rate increases achieved and lease renewals (which implicitly measure resident satisfaction). Controlling and leveraging operating expenses also contributes to earnings growth. High occupancy through resident retention is a principal strategy. High resident retention eliminates the cost of preparing an apartment home for a new resident and reduces marketing and other costs. The Company also aggressively pursues real estate tax appeals and scrutinizes operating costs. Invoices are recorded on-site to ensure the careful monitoring of budgeted versus actual expenses; supplies are purchased in bulk and directly from manufacturers where possible; vendor contracts are bid on a volume basis; turnover work is performed in-house or by third parties depending upon the least costly alternative; and preventive maintenance is undertaken regularly to maximize resident satisfaction and property and equipment life. Growth in the portfolio and the resulting increase in revenue allows the Company to spread fixed operating costs over a larger volume of revenue, thereby increasing operating margins. The Company has enjoyed significant operating cost leverage in recent years as operating costs, including write-off of deferred development costs, as a percentage of total revenues have declined from 46% in 1991 to 38% in 1996.

         INVESTMENT STRATEGIES: SELECTIVE ACQUISITIONS AND DEVELOPMENT IN FAVORABLE MARKETS. Management believes that apartment communities present an attractive investment opportunity compared to other real estate investments because a broad potential resident base results in relatively stable demand during all phases of a real estate cycle. The Company intends to pursue appropriate new investments (both acquisitions of new communities and new developments) where constraints to new supply exist and where new household formations have out-paced multifamily permit activity in recent years. Management has identified market characteristics that help create a favorable supply-demand balance important for ownership of multifamily communities, which include:

- Market Characteristics-Supply. Management believes that the Company can best achieve consistent earnings growth from both established and new communities by investing and operating in markets that have significant barriers to entry, thereby limiting supply and protecting the revenue stream. As a long-term investor in multifamily real estate, the Company is subject to long-term market risk. Management believes that long-term market risk is better suited to markets that have supply constraints that will protect the cash flow stream of an investment. For these reasons, Management will generally avoid markets with ease of entry, significant competition and easy access to capital. Management believes that its targeted markets in the Mid-Atlantic and Northeast regions of the United States have all of the attributes required to provide significant supply constraints favorable to owners of apartment communities.

- Market Characteristics-Demand. Growth in household formation is a key component to housing demand. The rate of new household formation in the Company's principal markets has steadily increased since the mid-1980s. The period from 1989 to 1995 has been characterized by a lack of construction of new, comparable quality apartment communities in the Company's principal markets. The Company believes that these favorable market conditions and demand for new, quality housing alternatives will provide increasing opportunities for earnings growth at existing communities as well as new communities to be acquired or developed by the Company. Accordingly, the ratio of renter household growth to apartments constructed in Avalon's major markets for the period 1990 through 1995 is 4:1. The same ratio in 1994 was 4:1 and in 1995 the ratio was 5:1. A market with a ratio of 2:1 is considered to be balanced with respect to supply and demand. An increasing ratio indicates a market where demand is growing at a faster rate than supply, and Management believes this is an indicator of improving market conditions for ownership of apartment communities in the Company's principal markets. Although these statistics primarily reflect supply constraints, an increase in demand as measured by new household formation is present in substantially all of the markets currently served.

         Acquisitions. Management has targeted certain markets in the Northeast and Mid-Atlantic regions of the United States for acquisition opportunities. The Company will continue to diversify its investments within these regions, not just geographically, but also by the number of apartment homes and features offered. Each acquisition candidate must have the potential to deliver sustained earnings growth over time that meets or exceeds the current portfolio growth rate. Additionally, the following criteria are important in an acquisition community: i) the community must have been completed after 1984 or, if older, must be in a non-duplicable in-fill location and be able to support the capital investment required for a significant renovation; ii) the community has existing tax-exempt debt financing; iii) the community has adjacent zoned land that can be acquired with the community and be developed. One of the characteristics of the Company's markets is the presence of older apartment communities (often 10 to 30 years old or older) that are currently attractive acquisition targets for the Company. In many cases, these communities are in attractive in-fill locations, but are poorly maintained and marketed, inefficiently managed and are challenging to renovate. Improvements to landscaping amenities and the physical structure of the buildings, coupled with more effective management and marketing, may result in attractive yields on these communities. Management believes that many of these older communities can support the capital investment required to bring the community up to institutional-quality condition while delivering attractive post-renovation yields.

         The financial position of the Company continues to support the ability to make selective acquisitions, and Management expects to continue its acquisition efforts into 1997. Management's discipline to be selective in its acquisition candidates is strengthened by the presence of a strong development capability that is an important alternative source of portfolio growth. Accordingly, as acquisition opportunities diminish, Management does not expect to lower initial yield requirements to continue with portfolio growth through acquisitions, as development opportunities may continue to offer attractive yield alternatives. Beyond 1997, Management anticipates that attractive acquisition opportunities may diminish as the current real estate recovery progresses. Given a competitive acquisition environment, Management believes that the Company enjoys an advantage over other real estate investors in the following areas:

- The Company maintains five offices throughout the Mid-Atlantic and Northeast regions and has substantial knowledge of local markets which facilitates the acquisition process.

- The Company maintains a development capacity that lessens the dependence on acquisitions for external earnings growth.

         Management also expects to divest communities to help ensure that the overall portfolio can meet earnings growth targets. Two communities in the Hartford, Connecticut market were sold during 1996 pursuant to this strategy. Further, as the real estate recovery progresses and acquisition opportunities diminish, the reduced supply of acquisition candidates may provide a favorable environment for the Company to sell assets. Accordingly, Management anticipates additional dispositions will occur over the next several years.

         New Developments. Management anticipates that selective development of new apartment communities in the Company's supply-constrained markets will remain an important component of portfolio growth for the next several years. Because of its experience, Management believes that it understands and appreciates the risks associated with development and that, generally, the risks presented by development are justified by higher potential yields and the ability to develop attractive new communities in locations where the opportunity to acquire existing communities is limited. Generally, Management believes that the long-term potential offered by a new development opportunity will exceed the long-term potential offered by an acquisition opportunity primarily because well executed, up-to-date, newly developed communities generally attract greater demand at higher rents than an existing apartment community.

         Management has significant experience developing apartment communities in its principal markets, as well as managing the unique development risks presented by these markets. Since 1980, Management has developed approximately 17,000 apartment homes. Since the Company's initial pubic offering ("Initial Offering"), Management has developed ten communities, totaling 1,929 apartment homes. The development of each of these communities is managed by an experienced development vice president, who operates out of the local development office, under the supervision of senior Management. Combined years of experience for officers principally involved in construction and development matters exceeds 100 years. As a developer of real estate, the Company enjoys opportunities that are not available to companies that strictly acquire existing developed real estate. There are risks, however, to developing real estate, including risk of zoning changes and unforeseen conditions (such as unforeseen problems presented by soils or environmental conditions). Further, there is the possibility that a Development Right (as hereinafter defined) could proceed to development based on certain assumptions concerning economic conditions that may not be realized due to subsequent unforeseen changes in economic conditions These development risks, however, are not dissimilar to the risks of acquiring real estate, and Management believes that the Company's internal due diligence and financial analysis procedures mitigate these risks. The following is a summary of how the internal development process functions and how the Company mitigates risk.

               Initial Financial Feasibility Projections. Before significant time and money is incurred on a new development opportunity, a financial feasibility review is performed. In preparing the financial projections for a proposed new community, Management relies upon the rents in today's marketplace, and no inflation of rent is assumed in the projections. A minimum 7% economic vacancy rate is assumed in preparing these projections, even though the Company's stabilized portfolio has historically operated at vacancy rates of 4% to 5%. The operating budget is derived from analysis of anticipated costs, from utility rates and estimated taxes in the local community to the staffing demands independently estimated by both development and property operations teams. The compensation of development, construction and operations personnel have significant components tied to the reliability of each team's forecasts. Historically, actual operating results of communities that proceeded to development have generally met or exceeded the initial operating projections developed during the financial feasibility phase. Once a development opportunity is determined to meet the Company's financial feasibility guidelines, the process of obtaining entitlements is begun.

               Entitlements Process. The Company operates in markets dominated by no-growth attitudes and where little-to-no multifamily zoning is readily available. The limited supply of zoned multifamily land often requires the Company to "manufacture" the entitlements necessary to develop a parcel by working through the local entitlements process for extended periods of time, in most cases for several years. There can be no assurance that the necessary entitlements will be obtained. Because of these risks, the Company's general policy is to acquire an option to purchase land, as opposed to buying it, until zoning and related entitlements are in place. The financial exposure associated with the entitlements process is largely limited to overhead costs, third-party consultant costs and non-refundable deposits, if any, should the zoning and site plan approval process be unsuccessful. The Company's approach in measuring and dealing with this risk is to provide a reserve that is increased each quarter through a charge to earnings. Currently, this quarterly charge is $150,000. In accordance with generally accepted accounting principles ("GAAP"), the salaries (and related costs) of all persons who spend substantially all of their time in development and construction activities are capitalized into the cost of that development. If a development opportunity does not proceed to development, the accumulated capitalized direct costs, including payroll and third-party costs for unsuccessful efforts, are written-off against the established reserve.

               Communities Under Construction. Once the entitlement process is complete and permits are obtained, the option to acquire the land is exercised and construction begins. In the development and construction budget, a contingency for possible cost overruns exists throughout construction. However, this contingency is adjusted during planning and construction. The remaining contingency, if any, is removed only after the job is completed.

         Management believes that, by adhering to these principles, zoning, site planning and construction risks as well as the risk of not achieving projected yields are significantly reduced.

         The success of the Company's development and acquisition strategies depends upon trends in the economy as a whole, including interest rates, income tax laws, governmental regulations, legislation, and population and demographic trends. See "Communities." Also, as an owner of real estate, the Company is subject to risks arising in connection with the availability of financing on acceptable terms, as well as other risks relating to the real estate investment, including environmental matters and changes in real estate and zoning laws.

CAPITAL STRATEGIES: Maintaining a conservative capital structure that allows the Company continuous, uninterrupted and cost-effective access to capital markets has been, and continues to be, an important element of Management's earnings growth strategy. The use of conservative financial policies is illustrated by the investing and financing activities employed by the Company since its Initial Offering.

         Since the Company's Initial Offering, real estate investments have been made totaling $697.5 million. These investments were financed primarily from proceeds drawn under the Company's three-year revolving unsecured credit facility (the "Unsecured Facility") and the two-year supplemental revolving unsecured credit facility (the "Supplemental Unsecured Facility" and together with the Unsecured Facility, the "Unsecured

Facilities"). The Unsecured Facilities was subsequently repaid from capital market offerings totaling $621.9 million through December 31, 1996. These offerings include:

          Date                     Description of Offering
          ----                     -----------------------
      July 1994           $33.7 million tax-exempt bond offering
      August 1994         $102 million public offering of Common Stock
      May 1995            $50.6 million tax-exempt unsecured custodial receipts offering
      September 1995      $100 million unsecured senior notes offering
      January 1996        $47.3 million direct placement of Common Stock to certain institutional investors
      February 1996       $111.4 million 9% Series A Cumulative Redeemable Preferred Stock offering
      October 1996        $107.5 million 8.96% Series B Cumulative Redeemable Preferred Stock offering
      December 1996       $69.4 million public offering of Common Stock

         During this period, the Company has maintained a conservative financial structure, as debt to total market capitalization (calculated on a weighted average basis) was only 26.7%. The Company's financial position as of December 31, 1996 demonstrates Management's continued discipline in applying conservative capital policies:

         -        Total debt to total market capitalization totaled 20.8%.

         - Long-term floating rate debt was only 1.7% of total market capitalization. Management intends to limit the use of long-term floating rate debt to no more than 10% of total market capitalization.

         - Debt service coverage for the year ended December 31, 1996 was 3.8x.

         - At December 31, 1996, long-term debt maturities over the next 10 years total only $143.0 million, or approximately 9.6% of the Company's total market capitalization. See "Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources."

         This history demonstrates Management's discipline to maintain a conservative capital structure and the Company's ability to cost-effectively access capital markets to maintain this conservative structure.

         At December 31, 1996, 54% of outstanding long-term debt is tax-exempt debt, and is generally collateralized by liens on certain Current Communities (as hereinafter defined). Of the 46 Current Communities, 13 are currently subject to mortgages that collateralize tax-exempt debt. As of December 31, 1996, the ratio of collateralized debt to undepreciated book value of real estate assets was 19.5%. Although the use of tax-exempt debt generally encumbers the related property with a lien, the positive effect of the lower tax-exempt interest rate (compared to conventional debt) is a lower cost capital structure and higher debt service coverage levels. Although Management will continue the selective use of tax-exempt debt financing, tax law changes that took effect in 1986 combined with attractive unsecured debt alternatives from improved ratings will likely result in a decline in the use of tax-exempt financing.

         Another important element in delivering consistent earnings growth relative to financial structure is managing exposure to floating rate debt. Exposure to variable interest rates on outstanding balances under the Unsecured Facilities is generally managed with interest rate protection agreements, although no such agreements are currently in place. Further, the Company has retained a consultant to help manage interest rate risk. Management believes these policies reduce the risk of eroding earnings growth as a result of higher interest rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for an expanded discussion of current financing strategies.

Inflation and Tax Matters

         Substantially all of the leases at the Current Communities are for a term of one year or less, which may enable the Company to realize increased rents upon renewal of existing leases or commencement of new leases. Such short-term leases generally minimize the risk to the Company of the adverse effects of inflation, although as a general rule these leases permit residents to leave at the end of the lease term without penalty. The Company's current policy is to permit residents to terminate leases upon a 60-day written notice and payment of one month's rental as compensation for early termination. Short-term leases combined with relatively consistent demand allow rents, and therefore, cash flow from the portfolio to provide an attractive inflation hedge.

         The Company filed an election with its initial Federal income tax return to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), and intends to maintain its qualification as a REIT in the future. As a qualified REIT, with limited exceptions, the Company will not be taxed under Federal and certain state income tax laws at the corporate level on its net income. In addition, due to non-cash charges such as depreciation and amortization, the cash available for distribution is expected to exceed net income. Under current tax law, this excess will be treated by stockholders as a non-taxable return of capital that will reduce the stockholders' basis in the shares of the Company's Common Stock.

Environmental Matters

         The Company's assessments of the Current Communities and Development Communities (as hereinafter defined) have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets or results of operations, nor is the Company aware of any such material environmental liability. Nevertheless, it is possible that the Company's assessments did not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware.

         The Company believes that the Current and Development Communities are in compliance in all material respects with all Federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products. The Company has not been notified by any governmental authority, and is not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of its Current or Development Communities. The Company does not believe that the cost of continued compliance with applicable environmental laws or regulations will have a material adverse effect on the Company or its financial condition or results of operations. There can be no assurance, however, that future environmental laws, regulations or ordinances will not require additional remediation of existing conditions that are not currently actionable, or impose additional or more stringent requirements on the Current and Development Communities, the costs of compliance with which would have a material adverse effect on the Company or its financial condition.


ITEM 2.  COMMUNITIES

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

         The Company's holdings under each of the above categories are discussed in the following paragraphs.

Current Communities

         The Current Communities are primarily garden-style apartment communities consisting of two-and three-story buildings in landscaped settings. Additionally, the Company holds seven high-rise apartment communities (Avalon at Ballston-Washington Towers, Avalon at Ballston-Quincy and Vermont Towers, Longwood Towers, 4100 Massachusetts Avenue, Avalon at Lake Arbor, Avalon Towers and Avalon Summit) and two four-story mid-rise apartment communities
(Avalon Glen and Avalon at Park Center). Management has an extensive and ongoing maintenance program to keep all communities and apartment homes free of deferred maintenance and, where vacant, available for immediate occupancy. As of March 14, 1997, there were 46 Current Communities. These Current Communities are institutional-quality multifamily apartment communities located in the following states:

                        Number of           Number of        Percentage of Total
                      Communities at    Apartment Homes at    Apartment Homes at
                   ------------------  -------------------- ---------------------
                    1-1-96    3-14-97    1-1-96    3-14-97    1-1-96    3-14-97
                   --------- --------  ---------  --------- ---------  ----------
Virginia                12         16     3,295      4,723     29.3%      34.2%
Connecticut              6          4     2,452      1,934     21.8%      14.0%
Maryland                10         13     2,885      3,736     25.6%      27.0%
New Jersey               2          4       938      1,504      8.3%      10.9%
Massachusetts            4          5       875      1,115      7.8%       8.1%
Washington, D.C.         1          1       308        308      2.7%       2.2%
New York                 3          3       502        502      4.5%       3.6%
                   --------- --------  ---------  --------- ---------  ----------
                        38         46    11,255     13,822    100.0%     100.0%
                   --------- --------  ---------  --------- ---------  ----------

         The Company (or its Predecessor) developed 24 and acquired 22 of the Current Communities. All of the Current Communities are managed and operated by the Company. During the year ended December 31, 1996, the Company completed construction of 866 apartment homes in six communities for a capitalized cost of $71 million. The Current Communities had a physical occupancy rate of 95.7% at December 31, 1996. Average economic occupancy for Established Communities decreased .4% from 96.3% in 1995 to 95.9% in 1996 while rental rates increased 4.8%, resulting in rental revenue growth of 4.4% during 1996. Thirty-four of the Current Communities have more than 200 apartment homes, with the largest having 932 apartment homes. The average age of 44 of the Current Communities, weighted according to number of apartment homes, is approximately eight years. The remaining Current Communities (Falkland Chase and Longwood Towers) are older communities that were acquired by the Company. Falkland Chase underwent extensive renovation in 1987. Longwood Towers is currently under substantial renovation, which is scheduled to be completed within the next two to three years.

         To comply with the requirements of lenders and tax-exempt credit enhancers, the Company holds eighteen Current Communities and one Development Community in 11 qualified REIT subsidiaries. The Company owns general partnership interests in two Current Communities (a 50% interest in Falkland Chase and a 49% equity interest in Avalon Run), a 100% interest in a senior participating mortgage note secured by another Current Community (Avalon Arbor) which is accounted for as an investment in real estate, a 100% partnership interest in 4100 Massachusetts Avenue, Avalon at Lake Arbor, Avalon at Decoverly, Avalon at Ballston - Vermont and Quincy Towers and Avalon at Fairway Hills II and holds direct fee simple interests in the remaining Current Communities.

                PROFILE OF CURRENT AND DEVELOPMENT COMMUNITIES
            (DOLLARS IN THOUSANDS, EXCEPT PER APARTMENT HOME DATA)


      -------------------------------------------------------------- -------------   -------------------------------- -------------
                                                             Number   Approximate                 Year       Average      Physical
                                                               of    Rentable Area              Built or      Size       Occupancy
                                         City and State       Homes    (Sq. Ft.)      Acres    Acquired    (Sq. Ft.)   at 12/31/96
      ----------------------------    --------------------   ------- -------------   -------  ----------  ----------- -------------
      CURRENT COMMUNITIES
      -------------------
       1. Avalon Walk I               Hamden, CT                430     433,010        23.3        1992       1,007        97.0%
       2. Avalon Walk II              Hamden, CT                334     327,730        15.1        1994         981        97.9%
       3. Avalon Pavilions            Manchester, CT            932     849,700        46.3       1990/92       912        94.1%
       4. Avalon Glen                 Stamford, CT              238     221,685         4.1       1991/95       931        95.8%
       5. 4100 Massachusetts Avenue   Washington, D.C.          308     298,345         2.7        1994         969        96.4%
       6. Longwood Towers             Brookline, MA             250     226,000         4.2        1993         904        92.0%
       7. Avalon at Lexington         Lexington, MA             198     226,830        18.0        1994       1,146        97.5%
       8. Avalon Summit               Quincy, MA                245     194,063         9.1       1995/96       792        97.6%
(4)    9. Avalon Arbor                Shrewsbury, MA            302     297,772        25.0        1991         986        95.0%
      10. Avalon West                 Westborough, MA           120     159,900        10.1        1996       1,333        96.7%
      11. Avalon Landing              Annapolis, MD             158     117,078        13.8        1995         741        93.7%
      12. Avalon at Fairway Hills I   Columbia, MD              192     193,728        10.1        1987       1,009        93.2%
      13. Avalon at Fairway Hills II  Columbia, MD              527     529,727        32.0        1996       1,005        91.5%
      14. Avalon at Symphony Glen     Columbia, MD              174     178,350        10.0        1986       1,025        93.1%
      15. Avalon Farm                 Frederick, MD             306     248,472        21.8        1988         812        97.7%
      16. Avalon Fields               Gaithersburg, MD          192     202,100         5.7        1996       1,053        97.4%
      17. Avalon Knoll                Germantown, MD            300     290,400        26.7        1985         968        95.3%
      18. Avalon at Lake Arbor        Mitchellville, MD         209     170,052        18.0        1995         814        95.2%
      19. Avalon Lea                  Owings Mills, MD          296     300,440        15.7        1988       1,015        95.9%
      20. Avalon at Decoverly         Rockville, MD             368     368,446        25.0        1995       1,001        96.7%
      21. Avalon Crossing             Rockville, MD             132     154,488         5.0        1996       1,170     Lease-up
      22. Avalon Ridge                Silver Spring, MD         432     432,000        25.7        1988       1,000        95.1%
(5)   23. Falkland Chase              Silver Spring, MD         450     346,500        22.3        1988         770        96.2%
(6)   24. Avalon Run                  Lawrenceville, NJ         426     438,370        19.6        1994       1,029        96.9%
      25. Avalon Run East             Lawrenceville, NJ         206     260,670        27.0        1996       1,265        98.1%
      26. Avalon Watch                Lawrenceville, NJ         512     487,424        64.0        1988         952        97.9%
      27. Avalon Chase                Marlton, NJ               360     312,840        58.5        1996         869        96.7%
      28. Avalon View                 Fishkill, NY              288     286,560        41.0        1993         995        97.6%
      29. Avalon Green                Greenburgh, NY            105     115,930        16.9        1995       1,104        94.3%
      30. Avalon Towers               Long Beach, NY            109     124,805         1.3        1995       1,145        95.4%
      31. Avalon at Park Center       Alexandria, VA            492     382,200         8.5        1994         777        96.5%
(7)   32. Avalon at Ballston-
          Quincy and Vermont Towers   Arlington, VA             454     420,908         2.3        1997         927          N/A
      33. Avalon at Ballston-
          Washington Towers           Arlington, VA             344     294,808         4.1        1990         857        94.2%
      34. Avalon Birches              Chesapeake, VA            312     262,920        20.9        1995         843        96.2%
      35. AutumnWoods                 Fairfax, VA               420     355,320        24.2        1996         846        98.8%
      36. Avalon Station              Fredericksburg, VA        223     210,331        15.9       1994/96       943        90.1%
      37. Avalon at Hampton I         Hampton, VA               186     178,932         8.5        1985         962        95.2%
      38. Avalon at Hampton II        Hampton, VA               231     227,535        11.3        1986         985        93.9%
      39. Avalon Park                 Manassas, VA              372     302,808        26.0        1988         814        97.3%
      40. Avalon at Carter Lake       Reston, VA                259     225,848        47.6        1994         872        98.1%
      41. Avalon at Gayton            Richmond, VA              328     282,408        27.6        1984         861        93.3%
      42. Avalon at Boulders          Richmond, VA              284     313,782        32.1        1996       1,105        94.7%
      43. Avalon Woods                Richmond, VA              268     158,669        18.5        1994         592        96.3%
      44. Avalon Pointe               Stafford, VA              140     119,272        20.2        1994         852        92.1%
      45. Avalon at Dulles            Sterling, VA              236     231,752        15.7        1986         982        98.3%
      46. Avalon Pines                Virginia Beach, VA        174     142,854         9.7        1996         821        92.5%
                                                            -------  -----------    --------                --------     --------
                                                             13,822  12,903,762         N/A                     934        95.7%
                                                            -------  -----------    --------                --------     --------



      -------------------------------   -----------   --------  --------------------------------------    -----------
                                            Average Economic      Avg. Rental Rate (1)
                                               Occupancy        -----------------------                    Financial
                                        ----------------------       $ Per       $ Per   Property (2)      Reporting
                                            1996         1995         Apt.      Sq. Ft.     EBITDA         Cost (3)
      -----------------------------     -----------   --------  ------------  ----------  ------------    -----------
      CURRENT COMMUNITIES
      -------------------
       1. Avalon Walk I                     94.6%        97.2%       $ 985      $ 0.98     $ 3,554         $ 34,505
       2. Avalon Walk II                    94.4%        97.4%         966        0.98       2,666           23,597
       3. Avalon Pavilions                  93.6%        95.5%         816        0.90       5,980           56,523
       4. Avalon Glen                       95.7%        98.3%       1,526        1.64       3,148           30,077
       5. 4100 Massachusetts Avenue         96.0%        96.0%       1,324        1.37       3,076           34,879
       6. Longwood Towers                   98.8%        99.5%       1,420        1.57       2,502           23,449
       7. Avalon at Lexington               98.5%        98.5%       1,426        1.24       2,491           14,117
       8. Avalon Summit                     88.3%        98.9%         844        1.07       1,461           16,152
(4)    9. Avalon Arbor                      96.6%        95.9%         848        0.86       1,932           27,822
      10. Avalon West                    Lease-up          N/A       1,160        0.87         887           10,624
      11. Avalon Landing                    95.3%        95.2%         735        0.99         841            9,261
      12. Avalon at Fairway Hills I         96.5%        96.9%         831        0.82       1,204            9,368
      13. Avalon at Fairway Hills II        94.2%          N/A         801        0.80       1,471           33,807
      14. Avalon at Symphony Glen           95.2%        95.9%         806        0.79       1,025            8,079
      15. Avalon Farm                       96.0%        94.9%         676        0.83       1,551           17,332
      16. Avalon Fields                     93.7%     Lease-up         921        0.87       1,445           14,262
      17. Avalon Knoll                      95.5%        95.6%         790        0.82       1,689            7,905
      18. Avalon at Lake Arbor              94.5%        94.0%         843        1.04       1,078           11,900
      19. Avalon Lea                        96.0%        96.3%         716        0.71       1,576           16,101
      20. Avalon at Decoverly               96.7%        94.5%         974        0.97       2,985           30,978
      21. Avalon Crossing                Lease-up          N/A         N/A         N/A         268           13,387
      22. Avalon Ridge                      94.9%        94.2%         818        0.82       2,602           25,030
(5)   23. Falkland Chase                    96.8%        95.5%         790        1.03         N/A              N/A
(6)   24. Avalon Run                        94.8%        95.7%       1,029        1.00         N/A              N/A
      25. Avalon Run East                Lease-up          N/A                       -         675           16,002
      26. Avalon Watch                      96.0%        97.5%       1,002        1.05       3,982           28,340
      27. Avalon Chase                      95.8%          N/A         897        1.03       2,308           23,615
      28. Avalon View                       97.6%        95.8%         894        0.90       1,876           17,773
      29. Avalon Green                      97.2%     Lease-up       1,719        1.56       1,488           12,294
      30. Avalon Towers                     96.7%        94.8%       2,221        1.94       1,490           15,826
      31. Avalon at Park Center             96.2%        93.6%         905        1.16       3,568           37,337
(7)   32. Avalon at Ballston-
          Quincy and Vermont Towers           N/A          N/A         N/A         N/A         N/A              N/A
      33. Avalon at Ballston-
          Washington Towers                 96.7%  (8)   96.9%  (8)  1,081        1.26       2,969           36,797
      34. Avalon Birches                    97.0%        97.6%         652        0.77       1,583           13,419
      35. AutumnWoods                       99.0%          N/A       1,210        1.43         163           30,474
      36. Avalon Station                    81.1%        97.9%         676        0.72         974           11,838
      37. Avalon at Hampton I               94.9%        96.7%         636        0.66         775            3,702
      38. Avalon at Hampton II              95.5%        96.6%         648        0.66       1,086            8,144
      39. Avalon Park                       96.6%        96.1%         683        0.84       1,838           19,717
      40. Avalon at Carter Lake             97.6%        94.4%         708        0.81       1,281           11,502
      41. Avalon at Gayton                  93.5%        95.5%         658        0.76       1,577            9,830
      42. Avalon at Boulders                95.3%          N/A         690        0.62         399           16,038
      43. Avalon Woods                      96.1%        96.8%         533        0.90       1,058            8,235
      44. Avalon Pointe                     96.3%        96.4%         719        0.84         739            7,748
      45. Avalon at Dulles                  96.4%        97.4%         802        0.82       1,433           11,599
      46. Avalon Pines                      95.9%          N/A         645        0.79         498            8,578
                                          --------     --------    --------    --------   ---------       ----------
                                            95.2%        95.8%         893        0.97      77,192          817,963
                                          --------     --------    --------    --------   ---------       ----------

                PROFILE OF CURRENT AND DEVELOPMENT COMMUNITIES
            (DOLLARS IN THOUSANDS, EXCEPT PER APARTMENT HOME DATA)



      -------------------------------------------------------------- -------------  ---------- ----------- -----------
                                                              Number  Approximate                 Year       Average
                                                                of   Rentable Area              Built or      Size
                                          City and State       Homes   (Sq. Ft.)       Acres    Acquired    (Sq. Ft.)
      -----------------------------  ----------------------- ------- -------------  ---------- ----------- ------------
      DEVELOPMENT COMMUNITIES
      -----------------------
      47. Avalon Gates                Trumbull, CT              340     373,032        37.0         N/A       1,097
      48. Avalon Grove                Stamford, CT              402     402,970         4.0         N/A       1,002
      49. Avalon Springs              Wilton, CT                102     180,720        12.0         N/A       1,772
      50. Avalon Cove                 Jersey City, NJ           504     546,390        11.1         N/A       1,084
      51. Avalon Commons              Smithtown, NY             312     374,360        20.6         N/A       1,200
      52. Avalon Court                Melville, NY              154     190,576        10.8         N/A       1,238
      53. Avalon Gardens              Nanuet, NY                504     647,778        54.4         N/A       1,285
      54. Avalon Willow               Mamaroneck, NY            227     213,009         4.0         N/A         938
      55. Avalon at Cameron Court     Alexandria, VA            460     488,496          16         N/A       1,062
      56. Avalon at Fair Lakes        Fairfax, VA               234     288,225          10         N/A       1,232
      57. Avalon Crescent             Tysons Corner, VA         558     623,270        19.1         N/A       1,117
                                                            -------  -----------    --------                --------
                                                              3,797   4,328,826         N/A                   1,140
                                                            -------  -----------    --------                --------
      TOTAL:                                                 17,619  17,232,588         N/A                     978
                                                            =======  ===========    ========                ========

      --------------------------------------------   ----------- ----------  -----------------------
                                                         Average Economic      Avg. Rental Rate (1)
                                         Physical           Occupancy        -----------------------
                                        Occupancy    ----------- ----------       $ Per       $ Per
                                       at 12/31/96       1996         1995         Apt.      Sq. Ft.
      -----------------------------    ------------  ----------- ----------  ------------  ---------
      DEVELOPMENT COMMUNITIES
      -----------------------
      47. Avalon Gates                      N/A            N/A          N/A         N/A         N/A
      48. Avalon Grove                      N/A            N/A          N/A         N/A         N/A
      49. Avalon Springs                    N/A            N/A          N/A         N/A         N/A
      50. Avalon Cove                       N/A            N/A          N/A         N/A         N/A
      51. Avalon Commons                    N/A            N/A          N/A         N/A         N/A
      52. Avalon Court                      N/A            N/A          N/A         N/A         N/A
      53. Avalon Gardens                    N/A            N/A          N/A         N/A         N/A
      54. Avalon Willow                     N/A            N/A          N/A         N/A         N/A
      55. Avalon at Cameron Court           N/A            N/A          N/A         N/A         N/A
      56. Avalon at Fair Lakes              N/A            N/A          N/A         N/A         N/A
      57. Avalon Crescent                   N/A            N/A          N/A         N/A         N/A
                                        --------       --------     --------    --------    --------
                                            N/A            N/A          N/A         N/A         N/A
                                        --------       --------     --------    --------    --------
      TOTAL:                              95.7%          95.2%        95.8%       $ 893      $ 0.97
                                        ========       ========     ========    ========    ========

-----------------------------------     -------------------------
                                                       Financial
                                        Property (2)   Reporting
                                           EBITDA      Cost (3)
-----------------------------------     -------------  ----------
      DEVELOPMENT COMMUNITIES
      -----------------------
      47. Avalon Gates                        N/A        30,348
      48. Avalon Grove                        N/A        45,637
      49. Avalon Springs                      N/A        13,628
      50. Avalon Cove                         N/A        85,831
      51. Avalon Commons                      N/A        17,603
      52. Avalon Court                        N/A         5,048
      53. Avalon Gardens                      N/A        15,165
      54. Avalon Willow                       N/A         5,217
      55. Avalon at Cameron Court             N/A           N/A(9)
      56. Avalon at Fair Lakes                N/A         4,659
      57. Avalon Crescent                     N/A        36,883
                                         ---------  ------------
                                              N/A       260,019
                                         ---------  ------------
      TOTAL:                             $ 77,192   $ 1,077,982
                                         =========  ============


See Page 13 for notes.

             LIST OF FEATURES - CURRENT AND DEVELOPMENT COMMUNITIES


                                                                                                               Washer &
                                    1BR/2BR        2BR/3BR                 Parking    Mini-                 Dryer Hook-Ups
                                     1 Bath         2 Bath     Other        Spaces    Blinds     Carpeting     or Units
--------------------------------   --------     -----------  ---------    --------- ---------  ------------ --------------
CURRENT COMMUNITIES
-------------------
  1. Avalon Walk I                    192/76          88/74       0             802     All          All           All
  2. Avalon Walk II                   194/56           84/0       0             571     All          All           All
  3. Avalon Pavilions                472/168         220/72       0           1,696     All          All           All
  4. Avalon Glen                       107/0          117/0      14   (10)      370     All          All           All
  5. 4100 Massachusetts Avenue        161/16          101/3      27   (11)      357     None         All           All
  6. Longwood Towers                  105/48          19/21      57   (12)      210     None         All           Some
  7. Avalon at Lexington               28/24          90/56       0             364     All          All           All
  8. Avalon Summit                    153/62           28/2       0             435     Some         All           None
  9. Avalon Arbor                     83/106          59/51       3   (13)      561     All          All           All
 10. Avalon West                        40/0          55/25       0             289     All          All           All
 11. Avalon Landing                    83/18           57/0       0             257     All          All           All
 12. Avalon at Fairway Hills I         88/14          66/24       0             307     All          All           All
 13. Avalon at Fairway Hills II      180/223          88/36       0             830     All          All           All
 14. Avalon at Symphony Glen           86/14          54/20       0             279     Some         All           All
 15. Avalon Farm                       126/0          180/0       0             567     None         All           All
 16. Avalon Fields                     80/32           80/0       0             285     All          All           All
 17. Avalon Knoll                     136/56          80/28       0             510     Some         All           All
 18. Avalon at Lake Arbor              110/0           87/0      12   (14)      312     All          All           All
 19. Avalon Lea                       130/28         108/30       0             518     All          All           All
 20. Avalon at Decoverly               102/0          104/0     162   (15)      550     All          All           All
 21. Avalon Crossing                    0/54           60/0      18   (16)      224     All          All           All
 22. Avalon Ridge                     188/42         146/56       0             691     All          All           All
 23. Falkland Chase                  228/152            0/0      70   (17)      439     All          Few           Few
 24. Avalon Run                       144/90         108/84       0             709     All          All           All
 25. Avalon Run East                   64/11          95/36       0             345     All          All           All
 26. Avalon Watch                      251/0         179/82       0             768     All          All           All
 27. Avalon Chase                     132/48         156/24       0             726     All          All           All
 28. Avalon View                      112/48          64/64       0             614     All          All           All
 29. Avalon Green                      25/24           56/0       0             218     All          All           All
 30. Avalon Towers                       0/0           37/0      72   (18)      196     None         All           All

 31. Avalon at Park Center             384/0          108/0       0             684     All          All           All

 32.  Avalon at Ballston-
        Quincy and Vermont Towers      370/0           84/0       0             498     All          All           All
 33. Avalon at Ballston-
        Washington Towers             205/31          108/0       0             471     All          All           All
 34. Avalon Birches                    120/0          192/0       0             562     All          All           All
 35. AutumnWoods                      252/72           96/0       0             727     All          All           All
 36. Avalon Station                    68/31         100/24       0             682     All          All           All
 37. Avalon at Hampton I               82/22          64/18       0             276     All          All           All
 38. Avalon at Hampton II              95/44          56/36       0             350     All          All           All
 39. Avalon Park                      140/40          138/0      54   (19)      784     All          All           All
 40. Avalon at Carter Lake             91/21            0/0     147   (14)      403     All          Some          None
 41. Avalon at Gayton                 156/54          88/30       0             518     All          All           All

 42. Avalon at Boulders                 90/0         179/15       0             571     All          All           All
 43. Avalon Woods                      200/0           48/0      20   (11)      434     All          All           All
 44. Avalon Pointe                     44/66           30/0       0             297     All          All           All
 45. Avalon at Dulles                 104/40          76/16       0             464     All          All           All
 46. Avalon Pines                      90/24           60/0       0             308     All          All           All
                                 ------------     ---------- -------      ----------
                                   6291/1855       4093/927     656          23,029
                                 ------------     ---------- -------      ----------

                                                               Large
                                       Vaulted              Storage or  Patio Deck
                                      Ceilings                Walk-in   Balcony or
                                    and/or Lofts   Fireplace  Closet      Sunroom                   Other
--------------------------------    ------------ ----------- --------  ----------- ------------------------------------------------
CURRENT COMMUNITIES
-------------------
  1. Avalon Walk I                      Some         Some         All       All    Double thermal pane windows, optional carports
  2. Avalon Walk II                     Some         Some         All       All    Optional carports
  3. Avalon Pavilions                   Some         Some         All       All    Double thermal pane windows, optional garages
  4. Avalon Glen                        Some         Some         All       All    Controlled-access building entrances, outside
                                                                                   storage, optional underground garage and carports
  5. 4100 Massachusetts Avenue          Some         Some         Some      All    Hardwood entry floors, controlled-access entry,
                                                                                   24-hour front desk, underground parking
  6. Longwood Towers                    None         Some         All       No     Garage with valet parking, grand lobby, central
                                                                                   laundry, across street from rapid transit stop
  7. Avalon at Lexington                Some         Some         All       All    Optional carports
  8. Avalon Summit                      None         None         Some      All    Garbage disposals, laundry rooms, detached
                                                                                   garages, storage
  9. Avalon Arbor                       Some         Some         All       All    Optional carports
 10. Avalon West                        Some         Some         All       All    Security systems, ceiling fans in some
                                                                                   apartments, attached garages
 11. Avalon Landing                     None         Some         All       All    Optional carports, bay windows, storm windows
 12. Avalon at Fairway Hills I          Some         Some         All       All    Some apartments have built-in bookcases
 13. Avalon at Fairway Hills II         Some         Some         Some      All    Optional bay windows, some apartments have built-
                                                                                   in bookcases
 14. Avalon at Symphony Glen            Some         Some         All       All    Double thermal pane windows, outside storage,
                                                                                   central laundry, some apartments have built-in
                                                                                   bookcases
 15. Avalon Farm                        Some          All         All       All    Optional carports
 16. Avalon Fields                      Some         Some         All       All    Ceiling fan hook-ups, pantries, security systems,
                                                                                   detached garages
 17. Avalon Knoll                       Some         Some         All       All    Controlled-access building entrances, central
                                                                                   laundry, some apartments have built-in bookcases
 18. Avalon at Lake Arbor               Some         None         All       All    Thermal pane windows, energy-saving appliances,
                                                                                   controlled access, microwaves, garbage disposal,
                                                                                   some lake views, sprinkler system
 19. Avalon Lea                         Some         Some         All       All    Some apartments have built-in bookcases
 20. Avalon at Decoverly                Some         Some         Some      All    Thermal pane windows, ice makers, garbage
                                                                                   disposals, gas utilities
 21. Avalon Crossing                    Some         Some         All       All    Attached/detached garages, security systems,
                                                                                   pantries, ceiling fan hookups, 9' ceilings, 6'
                                                                                   windows
 22. Avalon Ridge                       Some         Some         All       All    Central laundry, some apartments have built-in
                                                                                   bookcases, car wash
 23. Falkland Chase                     None         Some         Some      Some   Laundry rooms, optional storage and garage
                                                                                   parking, controlled-access intercom systems, most
                                                                                   apartments have hardwood floors
 24. Avalon Run                         Some         Some         All       All    Optional carports
 25. Avalon Run East                    Some         Some         All       All    Security system with available 24-hour
                                                                                   monitoring, icemakers
 26. Avalon Watch                       Some         Some         All       All    Garages
 27. Avalon Chase                       None         Some         All       All    Some carports, some bay windows
 28. Avalon View                        Some         Some         All       All    Optional carports
 29. Avalon Green                       Some         Some         All       All    Security systems, central air conditioning,
                                                                                   ceiling fans in some apartments
 30. Avalon Towers                      None         None         All       All    Alarm systems, jacuzzi tubs, ceramic tile/granite
                                                                                   backsplash in kitchens, microwaves, self-clean
                                                                                   ovens, some marble foyers in entrance area
 31. Avalon at Park Center              Some         Some         All       All    Optional sunrooms, wallpaper in kitchens and
                                                                                   baths, ceiling fans, controlled access in
                                                                                   mid-rise buildings, security systems in
                                                                                   garden apartments, controlled-access gates at
                                                                                   community entrance, some underground parking
 32.  Avalon at Ballston-
        Quincy and Vermont Towers       None         Some         All       All    Optional ceiling fans, optional garages
 33. Avalon at Ballston-
        Washington Towers               None         Some         Some      All    Controlled-access building entrances
 34. Avalon Birches                     Some          All         All       All    Garbage disposals, ceiling fans, ice-makers,
                                                                                   double sinks, storage
 35. AutumnWoods                        Some         Some         All       All    Optional bay windows, optional storage, some
                                                                                   apartments have built-in bookcases
 36. Avalon Station                     Some         Some         All       All    Garbage disposals, bay windows, 11 ft. ceilings
                                                                                   in dens
 37. Avalon at Hampton I                Some         Some         All       All    Double thermal pane windows, central laundry,
                                                                                   some apartments have built-in bookcases
 38. Avalon at Hampton II               Some         Some         All       All    Double thermal pane windows, central laundry,
                                                                                   some apartments have built-in bookcases
 39. Avalon Park                        Some         Some         All       All    Microwave ovens, all apartments have custom
                                                                                   bookshelves and ceiling fans
 40. Avalon at Carter Lake              None         None         Some      All    Garbage disposals, storm windows, laundry
                                                                                   facilities
 41. Avalon at Gayton                   Some         Some         All       All    Double thermal pane windows, some apartments have
                                                                                   built-in bookshelves, wet bars and controlled-
                                                                                   access building entrances, optional storage units
 42. Avalon at Boulders                 None          All         All       All    Optional storage closets, garbage disposals,
                                                                                   ceiling fans
 43. Avalon Woods                       Some         None         Some      Some   Private entrances, ceiling fans, sun rooms in
                                                                                   some units
 44. Avalon Pointe                      Some         None         All       All    Garbage disposals, vaulted ceilings
 45. Avalon at Dulles                   Some         Some         All       All    Some apartments have built-in bookcases,
                                                                                   pantries, optional bay windows
 46. Avalon Pines                       Some          All         All       All    Garages, ceiling fans, garbage disposals

             LIST OF FEATURES - CURRENT AND DEVELOPMENT COMMUNITIES


                                                                                                               Washer &
                                    1BR/2BR        2BR/3BR                 Parking    Mini-                 Dryer Hook-Ups
                                     1 Bath         2 Bath     Other        Spaces    Blinds     Carpeting     or Units
--------------------------------   --------     -----------  ---------    --------- ---------  ------------ --------------
DEVELOPMENT COMMUNITIES*
------------------------
 47. Avalon Gates                      122/0         168/50       0             784     All          All           All
 48. Avalon Grove                      246/0         144/12       0             549     All          All           All
 49. Avalon Springs                      0/0          70/32       0             162     All          All           All
 50. Avalon Cove                       238/0         240/26       0             568     All          All           All
 51. Avalon Commons                   128/40         112/32       0             568     All          All           All
 52. Avalon Court                      34/24          52/44       0             367     All          All           All
 53. Avalon Gardens                   208/48        144/104       0           1,210     All          All           All
 54. Avalon Willow                     151/0           76/0       0             379     All          All           All
 55. Avalon at Cameron Court           208/0          252/0       0             860     All          All           All
 56. Avalon at Fair Lakes               45/0          163/0      26   (20)      505     All          All           All
 57. Avalon Crescent                  186/24          312/0      36   (21)      977     All          All           All
                                 ------------   ------------ -------      ----------
       Subtotals                   1,566/136      1,733/300      62           6,929
                                 ------------   ------------ -------      ----------
 TOTAL:                          7,857/1,991    5,826/1,227     718          29,958
                                 ============   ============ =======      ==========




                                                           Large
                                   Vaulted              Storage or  Patio Deck
                                  Ceilings                Walk-in   Balcony or
                                and/or Lofts   Fireplace  Closet      Sunroom                   Other
------------------------------- ------------ ----------- --------  ----------- -----------------------------------------------------
DEVELOPMENT COMMUNITIES*
------------------------
 47. Avalon Gates                   Some         Some         All       All    Reading room, security systems
 48. Avalon Grove                   Some         Some         All       All    Security systems, controlled-access building
                                                                               entrances
 49. Avalon Springs                  All          All         All       All    Mail area, trash recycling building, security system
 50. Avalon Cove                    Some         Some         All      Most    Security systems, controlled-access building
                                                                               entrances
 51. Avalon Commons                 Some         Some         All       All    Security system
 52. Avalon Court                   Some         Some         All       All    Direct access garages, security systems
 53. Avalon Gardens                 Some         Some         All       All    Security system, garages
 54. Avalon Willow                  Some         Some         All       All    Security system, garages
 55. Avalon at Cameron Court        Some         Some         All       All    Direct access garages, intrusion alarms, microwaves,
                                                                               garbage disposals, pantries, breakfast bars
 56. Avalon at Fair Lakes           Some         Some        Some       All    Controlled access building entrance, garbage
                                                                               disposals, direct access garages, pantries,
                                                                               breakfast bars
 57. Avalon Crescent                Some         Some         All       All    Pantries, icemakers, garbage disposals, security
                                                                               alarms, sprinkler system, walk-in showers, ceramic
       Subtotals
 TOTAL:

  All apartment homes contain refrigerators and dishwashers and all homes are cable TV ready.

* See page 13 for notes.

Notes to Community Information tables on pages 8 through 12

     (1)   Represents the average rental revenue per occupied apartment home.

     (2) Property EBITDA is defined as property earnings before interest, income taxes, depreciation, amortization, extraordinary items, gain/(loss) on sale of a community, minority interest and before considering corporate general and administrative expenses and central property management overhead. Gross EBITDA discussed in Note
           (4) to the Selected Financial Data represents consolidated earnings (net of general and administrative expenses and central property management overhead), and including minority interest, but before depreciation and amortization.

     (3) Costs are presented in accordance with GAAP and exclude the step-up in basis attributed to continuing investors. For Development Communities, cost represents total costs incurred through December 31, 1996.

     (4) Ownership through ownership of the Avalon Arbor note. See Note 4 to consolidated financial statements.

     (5) Owned by a partnership in which the Company has a 50% ownership interest. Extensive renovation completed in 1987.

     (6) Owned by a joint venture in which the Company has a 49% equity and 40% cash flow interest with the remaining 51% equity and 60% cash flow interest held by an institutional investor.

     (7) Community acquired on 1-11-97. See "Acquisition Activities and Other Recent Developments."

     (8)   Excludes corporate apartment homes.

     (9)   Construction commenced in the first quarter of 1997.

    (10)   Comprised of 7 1BR/1.5BA, 3 2BR/1.5BA and 4 2BR/2.5BA.

    (11)   Efficiencies.

    (12) Comprised of 7 guest rooms, 40 studio apartments, 10 3BR/3BA apartments.

    (13)   Comprised of 3 apartment homes with 4BR.

    (14)   2BR and 1-1/2BA.

    (15)   Comprised of 54 1BR/1.5BA, 64 2BR/3BA and 44 3BR/2BA.

    (16)   2BR and 2-1/2BA.

    (17)   35 2BR town homes and 35 3BR town homes.

    (18)   Comprised of 1 studio, 1 2BR/3BA, 3 3BR/3BA and 67 1BR/2BA.

    (19)   Comprised of 40 efficiencies and 14 2BR town homes.

    (20)   3BR and 3BA.

    (21)   Comprised of 36 2BR/2-1/2BA + loft apartments.

Development Communities

         As of March 14, 1997, 11 Development Communities were under construction which, when completed, will add a total of 3,797 apartment homes to the Company's portfolio. Subsequent to year end, the Company commenced construction on one of the Development Rights (Avalon at Cameron Court) which had a capitalized cost at December 31, 1996 of approximately $769,000. The Development Communities will resemble the Current Communities and have been designed to offer similar amenities. The total capitalized cost of these Development Communities, when completed, is expected to be approximately $459.4 million. The following is a summary of the Development Communities:

                        DEVELOPMENT COMMUNITIES SUMMARY

                            NUMBER OF    BUDGETED                              ESTIMATED       ESTIMATED       EBITDA AS %
                           APARTMENT       COST    CONSTRUCTION    INITIAL     COMPLETION    STABILIZATION     OF TOTAL
                             HOMES     ($ MILLIONS)    START      OCCUPANCY       DATE          DATE (1)    BUDGETED COST (2)
                          ----------- ------------- -----------  -----------  -----------  --------------- -------------------
Conventionally Financed
-----------------------

Avalon Gates
Trumbull, CT                  340      $     34.9      Q3 1994      Q2 1996     Q3 1997         Q4 1997            9.6%

Avalon Cove
Jersey City, NJ               504            91.5      Q4 1994      Q2 1996     Q1 1997         Q3 1997           11.0%

Avalon Grove (3)
Stamford, CT                  402            51.9      Q1 1995      Q3 1996     Q2 1997         Q3 1997           12.0%

Avalon Springs
Wilton, CT                    102            15.5      Q3 1995      Q3 1996     Q1 1997         Q3 1997           11.4%

Avalon Commons
Smithtown, NY                 312            30.6      Q1 1996      Q1 1997     Q3 1997         Q4 1997           11.1%

Avalon Crescent
Tysons Corner, VA             558            56.7      Q1 1996      Q4 1996     Q4 1997         Q1 1998           10.4%

Avalon Gardens
Nanuet, NY                    504            53.1      Q3 1996      Q3 1997     Q4 1998         Q1 1999           10.1%

Avalon Court
Melville, NY                  154            17.8      Q4 1996      Q3 1997     Q1 1998         Q2 1998           10.5%

Avalon at Fair Lakes
Fairfax, VA                   234            23.2      Q1 1997      Q4 1997     Q3 1998         Q4 1998           10.0%

Avalon Willow
Mamaroneck, NY                227            39.5      Q1 1997      Q3 1998     Q4 1998         Q2 1999            9.7%

Avalon at Cameron Court
Alexandria, VA                460            44.7      Q1 1997      Q1 1998     Q4 1998         Q2 1999           10.2%
                          --------    -------------                                                        -------------------

                            3,797      $    459.4                                                                 10.6%
                          ========    =============                                                        ===================

-----------------

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

(3)          Currently anticipated to be held by a joint venture.

         The Company intends to periodically update the projections in the table on the preceding page to the extent Management believes there may be or has been a material change in these projections on an aggregate basis. There can be no assurance that the Company will complete the Development Communities, that the Company's budgets, leasing, occupancy or earnings estimates will be realized or that future developments will realize comparable returns.

         In accordance with GAAP, the Company capitalizes interest expense during construction until each building obtains a certificate of occupancy; thereafter, interest for each completed building is expensed. Capitalized interest during the years ended December 31, 1996, 1995 and 1994 totaled $12.2 million, $6.0 million and $2.8 million, respectively.

Development Rights

         As of March 14, 1997, the Company was pursuing the development of 17 new apartment communities. The status of these new communities ranges from land owned or under option for which design and architectural planning has just commenced to land under option with completed site plans and drawings where construction can commence almost immediately. Although there is no assurance that all or any of these communities will proceed to development, the successful completion of all of these communities would ultimately add 4,806 institutional-quality apartment homes to the Company's portfolio. Many of these apartment homes will offer features similar to those offered by the Current Communities, including vaulted ceilings, lofts, fireplaces, dishwashers, disposals, washer/dryer connections, ice-makers, patios and decks. Recreational facilities may include swimming pools, fitness facilities, playgrounds, picnic areas, tennis courts, racquetball courts or indoor basketball courts. Direct-access garages are also planned for certain Development Rights.

         The Company generally holds Development Rights through options to acquire land, although one development right is controlled through a joint venture partnership that owns land (New Canaan, CT). In connection with the completion of the Initial Offering, the Company acquired, as part of the Development Rights, those site plans, building permits, zoning approvals and other materials associated with the Development Rights then in effect. As of December 31, 1996, the cumulative capitalized costs for the 17 current Development Rights is approximately $10.5 million including the capitalized cost of $6.1 million related to the purchase of land in New Canaan, Connecticut. The properties that comprise the Development Rights are located in Maryland, Massachusetts, New Jersey, New York, and Connecticut and are in different stages of the due diligence and regulatory approval process. The decisions as to which of the Development Rights to pursue, if any, or to continue to pursue once an investment in a Development Right is made are business judgments to be made by Management after financial, demographic and other analysis is performed. There can be no assurance that the Company will succeed in obtaining zoning and other necessary governmental approvals or the financing required to develop these communities, or that the Company will decide to develop any particular community. Further, there can be no assurance that construction of any particular community will be undertaken or, if undertaken, will begin at the expected times or be completed within the budgeted costs assumed in the financial projections. Finally, Management intends to limit the percentage of debt used to finance new developments and acquisitions. To comply with Management's self-imposed limitation in the use of debt, future equity offerings may be required to finance the development of those Development Rights scheduled to start construction after 1997. Notwithstanding the lack of assurance with respect to the prospective development of any particular community that is the subject of the Development Rights, Management believes that the Development Rights, in the aggregate, present attractive potential opportunities for future development and growth of the Company's Funds from Operations (as hereinafter defined.)

         Historically, Management has been successful in controlling land through option agreements prior to commencing construction. Generally, this allowed the Company to limit exposure to development risks by purchasing land only when the entitlement process was complete and when construction could commence immediately after the purchase of the land. Accordingly, at December 31, 1996, the Company did not directly own any unentitled and undeveloped land. The Company, however, holds an 86.5% non-recourse joint venture partnership interest in a partnership that owns undeveloped land. The Company may purchase undeveloped land before development and financing plans are complete if, in Management's judgment, controlling the land through an option agreement is not viable, the land can be acquired under attractive terms, is in the advanced stages of the entitlement process and can proceed to development within a medium-term planning and marketing horizon. The current inventory of Development Rights is summarized in the following table:


                           DEVELOPMENT RIGHTS SUMMARY

                                                                TOTAL
                                           ESTIMATED           BUDGETED
                                           NUMBER OF             COST
            LOCATION                         HOMES           ($ MILLIONS)
    -----------------------              ------------      ---------------
 1. Freehold, NJ                                452          $    37.4
 2. Quincy, MA                                  171               15.5
 3. New Canaan, CT (1)                          104               23.2
 4. Greenburgh - II, NY                         500               64.2
 5. Greenburgh - III, NY                        294               37.7
 6. Darien, CT                                  172               20.7
 7. Fort Lee, NJ                                351               52.6
 8. Peabody, MA                                 434               35.8
 9. Hull, MA                                    244               20.3
 10.Jersey City, NJ                             221               38.5
 11.New Rochelle, NY                            375               52.5
 12.Melville - II, NY                           350               37.0
 13.Wilmington, MA                              204               18.0
 14.Gaithersburg - II, MD                        96                9.0
 15.Bronxville, NY (1)                          110               18.8
 16.Parsippany, NY                              460               61.8
 17.Danbury, CT                                 268               25.0
                                         -----------         -----------
    Total                                     4,806          $   568.0
                                         ===========         ===========


(1) Currently anticipated that the land seller will retain a minority limited partnership interest.

Acquisition Activities and Other Recent Developments

         Acquisitions of Existing Communities. In 1996, the Company acquired six communities that total 1,765 apartment homes, and through March 14, 1997, two additional communities were acquired. These communities are summarized as follows:

         On January 4, 1996, the Company acquired Avalon Chase, a 360 apartment home, garden-style community located in Marlton, New Jersey, for approximately $23,292,000.

         On May 23, 1996, the Company purchased Avalon Pines, a 174 apartment home, luxury garden-style community located in Virginia Beach, Virginia for $8,420,000. In connection with this acquisition, the Company assumed a conventional collateralized loan with an outstanding principal amount of approximately $5,600,000 and bearing an 8.0% annual fixed interest rate with a maturity date of December 2003. This community was managed by the Company prior to its acquisition.

         On July 23, 1996, the Company purchased Avalon at Fairway Hills II, two luxury, garden-style communities located in Columbia, Maryland for $32,430,000. These communities contain a total of 527 apartment homes.

         On September 25, 1996, the Company purchased Avalon at Boulders in Richmond, Virginia for $14,831,000. This luxury garden-style community contains a total of 284 apartment homes.

         On December 13, 1996, the Company acquired AutumnWoods in Fairfax, Virginia for a total purchase price of $30,052,000, including the assumption of a conventional collateralized loan with an outstanding principal balance of approximately $24,300,000. This loan bears interest at a fixed rate of 9.25% per annum and matures in November 1997. The Company expects to repay the loan in August 1997, the earliest date on which the loan may be prepaid with no penalty. This luxury, garden-style apartment community contains a total of 420 apartment homes.

         On January 11, 1997, the Company acquired two apartment communities, Avalon at Ballston-Quincy and Vermont Towers, in Arlington, Virginia for a total purchase price of approximately $45,698,000 of which approximately $700,000 was paid in the form of partnership units exchangeable for shares of the Company's Common Stock (based on the market value of the Common Stock on the closing date of the acquisition). One of these luxury, high-rise apartment communities contains 222 apartment homes; the other contains a total of 232 apartment homes in two connected buildings.

         Sale of Existing Communities. On November 1, 1996, the Company sold two garden-style apartment communities, formerly Avalon Brooke and Avalon Heights, located in Middletown (near Hartford), Connecticut, to a single buyer for a total sale price of $32,650,000. The net cash proceeds from the sale were used to retire indebtedness under the Company's Unsecured Facilities. In connection with the sale, Avalon recognized a non-recurring gain totaling approximately $7,850,000.

         Land Acquisitions for New Developments. On January 4, 1996, the Company purchased 19.1 acres of land in Tysons Corner, Virginia for $13,750,000. Construction of a new apartment community, Avalon Crescent, started in the first quarter of 1996. Construction of this 558 apartment home community is scheduled for completion in the fourth quarter of 1997.

         On February 7, 1996, the Company completed the purchase of 21 acres of land in Smithtown, New York. Construction of a new garden-style apartment community, Avalon Commons, started in the first quarter of 1996. Construction of this 312 apartment home community is expected to be completed by the third quarter of 1997.

         On July 3, 1996, the Company purchased a 47.4 acre tract of land in Nanuet, New York for $7,000,000. A new 504 apartment home community, Avalon Gardens, commenced construction in the third quarter of 1996.

         On October 2, 1996, the Company purchased a 10.8 acre tract of land in Melville, New York for $3,000,000. A new 154 apartment home community, Avalon Court, commenced construction in the fourth quarter of 1996.

         On December 4, 1996, the Company purchased a 10 acre tract of land in Fairfax, Virginia for $3,642,500. Construction of a new 234 apartment home community, Avalon at Fair Lakes, commenced in the first quarter of 1997.

         The Company has contracted to purchase five tracts of land in Mamaroneck, New York containing a total of four acres for an aggregate purchase price of $6,010,000. The Company acquired the first 2.3 acres of land on December 23, 1996 for $2,750,000 and expects to acquire the remaining tracts in April 1997. Construction of a new 227 apartment home community, Avalon Willow, started in the first quarter of 1997.

         On January 15, 1997, the Company purchased seven acres of land in Alexandria, Virginia for $4,300,000. Construction of a new 460 apartment home community, Avalon at Cameron Court, commenced construction in the first quarter of 1997.

         On March 12, 1997, the Company purchased 8.29 acres of land in Quincy, Massachusetts for $950,000. Construction of a new 171 apartment home community, Avalon at Faxon Park, is expected to start in the second quarter of 1997.

         Financing Activities.   On January 18, 1996, the Company completed the
sale of 2,227,000 shares of its Common Stock to certain institutional investors under its existing shelf registration statement at a purchase price of $21.25 per share. Net cash proceeds of approximately $46,700,000 were used to repay amounts outstanding under the Unsecured Facility.

         In January 1996, the Company arranged the Supplemental Unsecured Facility in the amount of $35,000,000.

         On January 30, 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission covering up to $327,670,000 of securities. The registration statement provided for the issuance of Common Stock, Preferred Stock, debt securities and warrants to purchase Common Stock. The remaining securities issuable under this registration statement were carried forward into a shelf registration statement filed by the Company on February 24, 1997 (described below).

         On February 16, 1996, the Company completed an offering of 4,455,000 shares of 9% Cumulative Series A Redeemable Preferred Stock. The net cash proceeds from the sale (approximately $108,225,000) were used to retire indebtedness under the Company's Unsecured Facility, to retire construction loans and for general corporate purposes.

         On August 1, 1996, the Company completed a new tax-exempt credit enhancement facility with the Federal National Mortgage Association ("Fannie Mae") that will provide a long-term, cost-effective credit enhancement source for the Company's current and future tax-exempt bond debt. In connection with this facility, the Company completed the refinancing of approximately $91,000,000 of its tax-exempt bond debt. The facility initially involves eleven communities, seven that are financed with tax-exempt bonds and four unencumbered communities that are pledged as additional collateral.

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

         On October 22, 1996, the Company completed an offering of 4,300,000 shares of 8.96% Series B Cumulative Redeemable Preferred Stock. The net cash proceeds from the sale (approximately $104,114,000) were used to retire indebtedness under the Company's Unsecured Facilities.

         On December 13, 1996, the Company completed a public offering of 2,645,000 shares of common stock at a purchase price of $26.25 per share. The net cash proceeds of approximately $66,000,000 from the offering were used primarily to repay amounts outstanding under the Unsecured Facilities, to fund the acquisition and development of additional apartment communities and for general working capital purposes.

         On February 24, 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission covering up to $350,000,000 of securities. The registration statement provides for the issuance of Common Stock, Preferred Stock, debt securities and warrants to purchase Common Stock.

ITEM 3.  LEGAL PROCEEDINGS

         In March 1996, Procida Construction Corporation, the original contractor selected to build Avalon Cove, notified the Company that it was not able to complete the contract within the guaranteed maximum price and subsequently defaulted on its contractual obligations. In April 1996, the Company filed a demand for arbitration with the American Arbitration Association in New York against Procida Construction Corporation to recover any excess over the original guaranteed maximum price contract and instituted suit in the U.S. District Court to compel arbitration. Procida Construction has since filed Chapter 11 Bankruptcy, and consequently no assurance can be provided that collection efforts will be successful. Procida Construction has an unspecified claim against Avalon Properties, Inc. arising out of its termination. Management believes this claim is without merit. However, should Procida Constrcution prevail, Management believes that the cost of this claim would not have a material adverse impact on the financial condition or results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

         No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the New York Stock Exchange (the "NYSE") under the ticker symbol "AVN." The following table sets forth the quarterly high and low closing prices per share of the Company's Common Stock on the NYSE for the years ended December 31, 1996 and 1995, as reported by the NYSE. On March 3, 1997, there were 356 holders of record of 33,522,839 shares of the Company's Common Stock.

                                                               1996                                      1995
                                            ----------------------------------------    ---------------------------------------
                                                    Closing Price                             Closing Price
                                             --------------------------   Dividends     ------------------------     Dividends
           Quarter Ended                         High           Low         Paid           High           Low           Paid
         -----------------                  --------------  -----------  -----------    -----------  ------------  ------------
         March 31                               $23.000       $20.875     $    0.37       $22.250        $18.000      $   0.3
         June 30                                $22.125       $20.375     $    0.37       $21.000        $19.125      $   0.3
         September 30                           $23.750       $21.500     $    0.37       $21.000        $19.125      $   0.3
         December 31                            $29.000       $23.125     $    0.38       $21.500        $19.000      $   0.3

         On January 22, 1997, the Company declared a cash dividend on its Common Stock of $.38 per share for the fourth quarter of 1996. The dividend was paid on February 14, 1997 to all stockholders of record as of February 3, 1997. The Company expects to continue its policy of paying regular quarterly cash dividends. However, dividend distributions will be declared at the discretion of the Board of Directors and will depend on actual Funds from Operations of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Directors may deem relevant. The Board of Directors may modify the Company's dividend policy from time-to-time.

         The total of the four dividends paid in 1996 exceeds the net income for the year ended December 31, 1996 computed in accordance with Federal income tax regulations. Accordingly, the Company determined that 78% of the $1.49 per share dividends paid and declared in 1996 represented ordinary dividend income to its stockholders and 6% represented capital gain. The remaining 16% is non-taxable return of capital that reduces the stockholders' basis in the Company's Common Stock.

         The Company has an optional Dividend Reinvestment and Stock Purchase Plan (the "Plan") which allows holders of Common Stock to acquire additional stock by automatically reinvesting dividends. Common Stock is acquired pursuant to the Plan at a price equal to 98% of the market price of such stock, without payment of any brokerage commission or service charge on such purchases. The Plan also allows stockholders to purchase a limited amount of additional stock at 100% of the market price of such stock by making optional cash payments without payment of any brokerage commission or service charge on such purchases. Stockholders who do not participate in the Plan continue to receive cash dividends as declared.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table below provides historical consolidated financial, operating and other data for the Company and the Predecessor. The table should be read with the consolidated financial statements of the Company and the notes included in this report.



                                                                                   Company (1)
                                                        -----------------------------------------------------------
                                                                         Years ended                       11/18/93
                                                        -------------------------------------------        through
                                                          12/31/96         12/31/95        12/31/94        12/31/93
                                                        ----------       ----------     -----------     -----------
                                                             (Dollars in thousands, except per share information)
OPERATING INFORMATION:
  Revenue:
    Rental income                                      $   123,354       $   94,821     $    71,756     $     7,241
    Management fees                                          1,439            1,926           2,077             211
    Other income                                               420              466             468              21
                                                       -----------       ----------     -----------     -----------
    Total revenue                                          125,213           97,213          74,301           7,473
                                                       -----------       ----------     -----------     -----------

  Expenses:
    Operating expenses                                      46,705           35,743          27,680           2,770
    Interest expense                                         9,545           11,056           5,687             632
    Depreciation and amortization                           20,956           16,558          12,342           1,247
    General and administrative                               3,807            3,387           2,482             200
    Development costs write-off                                450              400             400              47
                                                       -----------       ----------     -----------     -----------
    Total expenses                                          81,463           67,144          48,591           4,896
                                                       -----------       ----------     -----------     -----------

  Equity in income
    of joint ventures                                        1,025              440             701              44
  Interest income                                              887              953             872             118
  Investment interest expense                                   --               --              --              --
  Minority interest income                                     495              633             733              44
                                                       -----------       ----------     -----------     -----------
    Income (loss) before gain on sale of
      communities and extraordinary items                   46,157           32,095          28,016           2,783
  Gain on sale of communities                                7,850               --              --              --
  Extraordinary items                                       (2,356)          (1,158)             --              --
                                                       -----------       ----------     -----------     -----------
    Net income (loss)                                       51,651           30,937          28,016           2,783
    Dividends attributable to preferred stock              (10,422)              --              --              --
                                                       -----------       ----------     -----------     -----------
    Net income (loss) available to common
     stockholders                                      $    41,229       $   30,937     $    28,016     $     2,783
                                                       ===========       ==========     ===========     ===========
  Net income per share (2)                             $      1.34            $1.09           $1.10     $      0.12
  Cash dividends declared per share (2)                $      1.49            $1.46           $1.08     $      0.17
  Weighted average shares outstanding (2)               30,739,504       28,365,427      25,486,932      22,432,494

OTHER INFORMATION:
  Funds from Operations (3)                            $    54,622       $   46,879     $    39,485     $     3,943
  Gross EBITDA (4)                                     $    75,771       $   58,756     $    45,173     $     4,544
  Total rental communities (5)                                  45               38              31              22
  Total number of apartment homes (5)                       13,368           11,255           9,847           7,294
  Development Starts:      Communities                           4                7               4              --
                           Apartment Homes                   1,528            1,178           1,141              --
  Developments Completed:  Communities                           6                1               3              --
                           Apartment Homes                   1,390              246             958              --
  Acquisitions Completed:  Communities                           6                7               6               1
                           Apartment Homes                   1,765            1,304           1,594             250
  Dispositions Completed:  Communities                           2               --              --              --
                           Apartment Homes                     518               --              --              --

BALANCE SHEET INFORMATION:
  Real estate, before
    accumulated depreciation                           $ 1,081,906       $  782,433     $   593,632     $   426,570
  Total assets                                         $ 1,082,771       $  786,711     $   602,558     $   451,851
  Notes payable and Unsecured Facilities               $   310,606       $  340,686     $   162,265     $    94,648





                                                                  Predecessor (1)
                                                    ----------------------------------------
                                                       01/01/93                     Year
                                                       through                      ended
                                                       11/17/93                    12/31/92
                                                    -----------                   ----------

                                                (Dollars in thousands, except per share information)
OPERATING INFORMATION:
  Revenue:
    Rental income                                   $    50,102                   $   50,823
    Management fees                                       1,344                        1,711
    Other income                                            410                          234
                                                    ------------                  ----------
    Total revenue                                        51,856                       52,768
                                                    ------------                  ----------

  Expenses:
    Operating expenses                                   21,620                       23,032
    Depreciation and amortization                        10,851                       10,828
    Interest expense                                     24,557                       23,092
    General and administrative                            1,341                        1,574
    Development costs write-off                              --                          119
                                                    ------------                  ----------
    Total expenses                                       58,369                       58,645

  Equity in income
    of joint ventures                                       344                          162
  Interest income                                           599                        1,839
  Investment interest expense                              (204)                      (2,922)
  Minority interest income                                   --                           --
                                                    ------------                  ----------
    Income (loss) before gain on sale of
      communities and extraordinary items                (5,774)                      (6,798)
  Gain on sale of communities                                --                           --
  Extraordinary items                                    10,194                           --
                                                    ------------                  ----------
    Net income (loss)                                     4,420                       (6,798)
    Dividends attributable to preferred stock                --                           --
                                                    ------------                  ----------
    Net income (loss) available to common
     stockholders                                   $     4,420                   $   (6,798)
                                                    ============                  ==========
  Net income per share (2)                          $        --                   $       --
  Cash dividends declared per share (2)             $        --                   $       --
  Weighted average shares outstanding (2)               N/A                          N/A

OTHER INFORMATION:
  Funds from Operations (3)                         $     4,588                   $    3,460
  Gross EBITDA (4)                                  $    29,239                   $   28,205
  Total rental communities (5)                               21                           20
  Total number of apartment homes (5)                     7,044                        6,756
  Development Starts:      Communities                       --                           --
                           Apartment Homes                   --                           --
  Developments Completed:  Communities                       --                           --
                           Apartment Homes                   --                           --
  Acquisitions Completed:  Communities                       --                           --
                           Apartment Homes                   --                           --
  Dispositions Completed:  Communities                       --                           --
                           Apartment Homes                   --                           --

BALANCE SHEET INFORMATION:
  Real estate, before
    accumulated depreciation                        $        --                   $  373,986
  Total assets                                      $        --                   $  372,041
  Notes payable and Unsecured Facilities            $        --                   $  359,888

Notes to Selected Financial Data

 (1) See consolidated financial statements of the Company and the related notes included in this report.

 (2) Share and per share information is only presented for the Company because no common stock was outstanding during periods presented for the Predecessor. The first full year operating as a public company was 1994 and the timing of dividend declarations and payments was such that only three dividends were paid in 1994.

 (3) Management generally considers Funds from Operations ("FFO") to be an appropriate measure of the performance of an equity REIT. Funds from Operations is determined in accordance with a resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), and is defined as net income
         (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The calculation of Funds from Operations for the periods presented is reflected in the following table:

                  SUMMARY CALCULATION OF FUNDS FROM OPERATIONS

                                                              Company                                   Predecessor
                                       ------------------------------------------------------   ------------------------
                                                        Years ended                  11-18-93     1-1-93        Year
                                       -------------------------------------------    through    through        ended
                                         12-31-96        12-31-95       12-31-94     12-31-93    11-17-93     12-31-92
                                       -----------      ----------    -----------  ----------   ---------   ------------
Net income (loss)                      $    51,651    $    30,937     $    28,016  $     2,783   $   4,420    $  (6,798)
Depreciation (real estate related)          18,566         14,468          11,153        1,122      10,083        9,932
Joint venture adjustments                      321            316             316           38         279          326
Preferred stock dividends                  (10,422)            --              --           --          --           --
Gain on sale of communities                 (7,850)            --              --           --          --           --
Extraordinary items                          2,356          1,158              --           --     (10,194)          --
                                       -----------    -----------     -----------  -----------   ---------    ---------

Funds from Operations                  $    54,622    $    46,879     $    39,485  $     3,943   $   4,588    $   3,460
                                       ===========    ===========     ===========  ===========   =========    =========
Weighted average
  shares outstanding                    30,739,504     28,365,427      25,486,932   22,432,494          --           --
                                       ===========    ===========     ===========  ===========   =========    =========

         Funds from Operations does not represent net income or cash flows from operations as determined in accordance with GAAP and Funds from Operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Funds from Operations does not measure whether cash flow is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements and distributions to stockholders. Funds from Operations does not represent cash flows from operating, investing or financing activities as determined in accordance with GAAP, which are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." Further, Funds from Operations as disclosed by other REITs may not be comparable to the Company's calculation of Funds from Operations, as described above.

(4) Gross EBITDA represents earnings before interest, income taxes, depreciation and amortization, gain on sale of communities and extraordinary items. Gross EBITDA is relevant to an understanding of the economics of the Company because it indicates cash flow available from Company operations to service fixed obligations. Gross EBITDA should not be considered as an alternative to operating income, as determined in accordance with GAAP, as an indicator of the Company's operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. See "Communities" for property EBITDA and the related definition.

(5) These amounts include communities and apartment homes only after stabilized occupancy has occurred. A community is considered by the Company to have achieved stabilized occupancy on the earlier of (i) the first day of any month in which the community reaches 95% physical occupancy or (ii) one year after completion of construction. These amounts also include Falkland Chase, which has 450 apartment homes and Avalon Run, which has 426 apartment homes, both of which are joint venture investments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

       Certain statements in this Form 10-K constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The words "believe," "expect," "anticipate," "intend," "estimate", "assume" and other similar expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. In addition, information concerning construction, occupancy and completion of Development Communities and Development Rights and related cost and EBITDA estimates, are forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are in some cases beyond the control of the Company and may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

       Certain factors that might cause such differences include, but are not limited to, the following: The Company may abandon development opportunities; construction costs of a community may exceed original estimates; construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs and reduced rental revenues; occupancy rates and market rents may be adversely affected by local economic and market conditions which are beyond management's control; financing may not be available on favorable terms; the Company's cash flow may be insufficient to meet required payments of principal and interest; and existing indebtedness may not be able to be refinanced or the terms of such refinancing may not be as favorable as the terms of existing indebtedness.

OVERVIEW

         The following discussion should be read in conjunction with the consolidated financial statements and related notes included in this report.

         The Company's operations consist of the development, construction, acquisition and operation of apartment communities in the Mid-Atlantic and Northeast regions of the United States. As of March 14, 1997, the Company owned 43 completed and operating communities (including Avalon at Ballston-Quincy and Vermont Towers which were purchased on January 11, 1997), a 50% general partnership interest in another community (Falkland Chase), a 49% equity interest (including a 40% cash flow interest) in another community (Avalon
Run), a 100% interest in a senior participating mortgage note secured by another community (Avalon Arbor) and ownership interests in 11 communities under construction. In total, 43 operating communities (including Avalon Arbor) are included in the Company's operating results presented herein. In addition, the income category "Equity in income of joint ventures" contained in the Consolidated Statements of Operations includes income attributable to the Company's 50% share of operating income from the general partnership interest through which it holds one community (Falkland Chase), the Company's interest in Avalon Run, the Company's 86.5% effective equity interest in Town Close Associates and 100% of the operating income from the anticipated Avalon Grove joint venture to be formed upon completion of construction (a Development Community). The Company's investment in the senior participating mortgage note relating to the Avalon Arbor community is presented as an investment in real estate in the accompanying Consolidated Financial Statements in accordance with GAAP.

RESULTS OF OPERATIONS

         The changes in operating results from period-to-period are primarily the result of increases in the number of apartment homes owned due to the development and acquisition of additional communities. Where appropriate, comparisons are made on a weighted average basis for the number of occupied apartment homes in order to adjust for such changes in the number of apartment homes. For Stabilized Communities, all occupied apartment homes owned are included in the calculation of weighted average occupied apartment homes for each reporting period. For communities in the initial lease-up phase, only apartment homes that are completed and occupied are included in the weighted average number of occupied apartment homes calculation for each reporting period.

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

         The Company's principal markets are characterized by high barriers-to-entry and restrictive zoning regulations and it often requires several years to obtain entitlements to build an apartment community. For this reason, little new rental product has been added in the Company's principal markets in recent years. For the markets north of Maryland, Management is not aware of any significant level of planned apartment construction starts. For the Washington, D.C. metropolitan area, permitting activity has increased, with 8,000 apartment homes in planning for delivery over the next 36-month period. Estimated absorption during this period totals 9,000 apartment homes, which would create a supply-demand balance that would be favorable for owners of multifamily apartment communities. At December 31, 1996, Management had positioned the Company's portfolio of Stabilized Communities to a physical occupancy level of 95.7% and for the year ended December 31, 1996, these communities achieved an average economic occupancy of 95.2%. Average economic occupancy for the portfolio in 1995 was 95.8%. This high occupancy was achieved through aggressive marketing efforts combined with limited and targeted pricing adjustments. This positioning has resulted in overall growth in rental revenue from Stabilized Communities. It is Management's strategy to maximize total rental revenue through management of rental rates and occupancy levels. If market and economic conditions change, Management may adopt a strategy of maximizing rental rates, which could lead to lower occupancy levels, if Management believes that this strategy will maximize rental revenue. Given the currently high occupancy level of the portfolio, Management anticipates that, for the foreseeable future, rental revenue and net income gains from Stabilized Communities will continue primarily through higher rental rates and enhanced operating cost leverage provided by high occupancy, rather than through occupancy gains. Although Management believes the current occupancy levels can be sustained for the foreseeable future at current rental rates, no assurance can be given in this regard.

         Income before gain on sale of communities and extraordinary items increased $14,062,000 (43.8%) from $32,095,000 in 1995 to $46,157,000 in 1996.
The principal reasons for this increase are additional operating income from newly completed and acquired communities during 1995 and 1996 as well as growth in operating income from existing communities resulting principally from increases in rental revenue. Property level EBITDA for Established Communities increased by $2,351,000 (4.3%) to $57,181,000 from $54,830,000 as a result of a
4.3% increase in total revenue and a 4.4% increase in operating expenses. The notable reasons for these increases are discussed in the following paragraphs.

         Rental income increased $28,533,000 (30.1%) to $123,354,000 in 1996 from $94,821,000 in 1995. Of this increase, $3,591,000 relates to Established Communities and $24,942,000 is attributable to newly completed or acquired apartment homes.

         Overall Portfolio - The $28,533,000 increase in rental income is primarily due to increases in the weighted average number of occupied apartment homes as well as an increase in the weighted average monthly rental income per occupied apartment home. The weighted average number of occupied apartment homes increased from 9,304 apartment homes during 1995 to 11,043 apartment homes during 1996 as a result of the development and acquisition of new communities. Weighted average monthly revenue per occupied apartment home increased $47 (5.5%) from $846 in 1995 to $893 in 1996. Average economic occupancy decreased .6% from 95.8% in 1995 to 95.2% in 1996.

         Established Communities - Weighted average monthly revenue per occupied apartment home increased $41 (4.8%) from $849 in 1995 to $890 in 1996. Average economic occupancy decreased .4% from 96.3% to 95.9%. Accordingly, rental revenue from Established Communities increased $3,591,000 (4.4%) from $81,702,000 in 1995 to $85,293,000 in 1996. When combined with other income from Established Communities, total revenue from Established Communities increased by $3,553,000 in 1996, a 4.3% increase from 1995.

         Management fees decreased $487,000 (25.3%) to $1,439,000 in 1996 from $1,926,000 in 1995. The decrease is primarily due to a decline in the number of apartment homes managed for third-party owners in 1996. This decline is due to the sale and cancellation of management contracts of some third-party communities in 1995 and 1996 as well as the acquisition of two Current Communities in the third quarter of 1995 and one Current Community in the second quarter of 1996 that were previously managed by the Company for third-party owners prior to their acquisition. Management has decided not to aggressively pursue new fee management business at this time. New fee management business will be accepted in cases where it is profitable and where it presents a possible acquisition opportunity. This creates a very selective environment under which new fee management business will be added, which the Company anticipates will result in an overall decline in this revenue source in the future.

         Operating expenses including write-off of deferred development costs increased $11,012,000 (30.5%) to $47,155,000 in 1996 from $36,143,000 in 1995.

         Overall Portfolio - This increase is due to the acquisition of new communities as well as the completion of Development Communities whereby maintenance, property taxes, insurance and other costs are expensed as such communities move from the initial construction and lease-up phase to the operating phase. The increased costs of snow removal and other weather related expenses as a result of the severe winter during the first quarter of 1996 also contributed to the increase.

         Established Communities - Operating expenses increased $1,202,000 (4.4%) to $28,438,000 from $27,236,000 in 1995. This increase was concentrated in the maintenance category partially due to the severe winter weather throughout the Northeast and Mid-Atlantic regions during the first quarter of 1996 as well as increases in the property taxes for newly stabilized development communities and marketing expenses.

         Interest expense decreased $1,511,000 (13.7%) to $9,545,000 in 1996 from $11,056,000 in 1995. This decrease is primarily attributable to the sale of 4,872,000 shares of the Company's Common Stock, the sale of 4,455,000 shares of the Company's Series A Cumulative Redeemable Preferred Stock and the sale of 4,300,000 shares of the Company's Series B Cumulative Redeemable Preferred Stock in 1996, as the net cash proceeds from the sales were used principally to retire indebtedness under the Company's Unsecured Facilities, variable rate construction loans and to repay the mortgage note encumbering the Avalon at Carter Lake community. Lower short-term interest rates under the Unsecured Facilities due to negotiated rate reductions achieved as well as lower LIBOR rates also contributed to the decline. Finally, an increase in capitalized interest expense due to an increase in the number of apartment homes under construction and lower interest and credit enhancement costs in connection with the completion of the tax-exempt, credit enhancement facility with Fannie Mae are other reasons for the overall decline.

         Depreciation and amortization increased $4,398,000 (26.6%) to $20,956,000 in 1996 from $16,558,000 in 1995. This increase reflects additional depreciation expense for recently acquired and developed communities and the amortization of the costs related to the issuance of tax-exempt custodial receipts in May 1995 as well as the costs related to the closing of the Unsecured Facility and the issuance of $100,000,000 of unsecured senior notes in September 1995, offset by lower amortization expense due to the new Fannie Mae credit enhancement facility.

         General and administrative increased $420,000 (12.4%) to $3,807,000 in 1996 from $3,387,000 in 1995. This increase is primarily due to the introduction of the restricted stock grant program under the

Amended and Restated 1995 Equity Incentive Plan (and related legal and proxy costs) as well as staff additions related to growth in the Company's portfolio and the implementation of the company-wide systems enhancement program.

         Equity in income of joint ventures increased $585,000 to $1,025,000 in 1996 from $440,000 in 1995. This increase is principally the result of non-recurring income from the anticipated Avalon Grove joint venture in which the Company is allocated 100% of the lease-up period income. Increased net income from the Falkland Partners joint venture due to an increase in rental revenue as well as the income from the Town Close Associates joint venture that was formed in June 1995 also contributed to the increase.

         Gain on sale of communities totaled $7,850,000 during 1996 as a result of the sale of two apartment communities near Hartford, Connecticut.

         Extraordinary items totaled $2,356,000 during 1996 and reflect the write-off of unamortized deferred financing costs associated with the refinancing of tax-exempt bonds in conjunction with the completion of the new credit enhancement facility with Fannie Mae.

COMPARISON OF YEAR ENDED DECEMBER 31, 1995 TO YEAR ENDED DECEMBER 31, 1994

         Income before gain on sale of communities and extraordinary items increased $4,079,000 (14.6%) from income of $28,016,000 in 1994 to income of $32,095,000 in 1995. The principal reasons for this increase are increased operating income from newly completed or acquired communities during 1994 and 1995 as well as growth in operating income from existing communities. Property level EBITDA for Established Communities increased by $1,852,000 (4.4%) to $43,563,000 from $41,711,000 as a result of a 4.1% increase in total revenue, and a 3.3% increase in operating expenses. The notable reasons for these increases are discussed in the following paragraphs.

         Rental income increased $23,065,000 (32.1%) to $94,821,000 in 1995 from $71,756,000 in 1994. Of such increase, $2,521,000 related to Established Communities and $20,544,000 was attributable to newly completed or acquired apartment homes.

         Overall Portfolio - The $23,065,000 increase in rental income was primarily due to increases in the weighted average number of occupied apartment homes as well as an increase in the weighted average monthly rental income per occupied apartment home. The weighted average number of occupied apartment homes increased from 7,500 apartment homes during 1994 to 9,304 apartment homes during 1995 as a result of the development and acquisition of new communities and increased overall occupancy from Established Communities. Weighted average monthly revenue per occupied apartment home increased $38 (4.7%) from $808 to $846. Average economic occupancy increased .3% from 95.5% in 1994 to 95.8% in 1995.

         Established Communities - Weighted average monthly revenue per occupied apartment home increased $29 (3.6%) from $798 in 1994 to $827 in 1995. Average economic occupancy increased to 96.5% from 96.2% (.3%). Increased rental rates and occupancy combined to generate a total revenue increase from Established Communities of $2,564,000 in 1995, a 4.1% increase from 1994.

         Management fees decreased $151,000 (7.3%) to $1,926,000 in 1995 from $2,077,000 in 1994. The decrease is primarily due to a decrease in the number of apartment homes managed for third-party owners due to the cancellation of management contracts as well as the acquisition of three Current Communities that were managed by the Company prior to their acquisition.

         Operating expenses including write-off of deferred development costs increased $8,063,000 (28.7%) to $36,143,000 in 1995 from $28,080,000 in 1994.

         Overall Portfolio - This increase was due to the acquisition of new communities as well as the completion of Development Communities whereby maintenance, property taxes, insurance and other costs are expensed as such communities move from the initial construction and lease-up phase to the operating phase, and increased costs of maintenance as communities stabilize and mature. Operating expenses (including the write-off of deferred development costs) as a percentage of total revenue declined to 37.2% in 1995 from 37.8% in 1994, reflecting favorable operating cost leverage and cost containment.

         Established Communities - Operating expenses increased $713,000 (3.3%) to $22,253,000 from $21,540,000 in 1994. This increase was concentrated in the maintenance, property taxes, and payroll categories and was partially offset by decreases in insurance and utilities costs.

         Interest expense increased $5,369,000 (94.4%) to $11,056,000 in 1995 from $5,687,000 in 1994. The increase was primarily attributable to higher average outstanding balances and interest rates under the Unsecured Facility, higher weighted average interest rates on floating rate tax-exempt debt and incremental interest on the issuance of $33,690,000 and $50,650,000 of tax-exempt debt and $100,000,000 of unsecured senior notes in July 1994, May 1995 and September 1995, respectively.

         Depreciation and amortization increased $4,216,000 (34.2%) to $16,558,000 in 1995 from $12,342,000 in 1994. The increase reflects additional depreciation expense for recently acquired and developed communities and the amortization of the costs related to the issuance of tax-exempt bonds in July 1994, tax-exempt custodial receipts in May 1995 as well as the costs related to the closing of the Unsecured Facility and the issuance of $100,000,000 of unsecured senior notes in September 1995.

         General and administrative increased $905,000 (36.5%) to $3,387,000 in 1995 from $2,482,000 in 1994. This increase reflects staff additions necessary to manage growth in the Company, the cost of one additional independent director and the introduction of the 1995 Equity Incentive Plan (and related legal and proxy costs).

         Equity in income of joint ventures decreased $261,000 (37.2%) to $440,000 in 1995 from $701,000 in 1994. The decrease was principally the result of non-recurring income from the Avalon Run joint venture during 1994 in which the Company was allocated 100% of the lease-up period income.

         Interest income increased $81,000 (9.3%) to $953,000 in 1995 from $872,000 in 1994. This increase was primarily due to an increase in average interest rates earned on invested cash balances between years, offset by lower average cash balances.

         Extraordinary items totaled $1,158,000 during 1995 and reflect the write-off of unamortized deferred financing costs associated with the retirement of the secured revolving credit facility.

DISCUSSION OF CAPITALIZED COMMUNITY IMPROVEMENTS AND EXPENSED TURNOVER ("MAKE READY") COSTS

         The Company maintains a policy with respect to capital expenditures that generally provides that only non-recurring expenditures are capitalized. Improvements and upgrades are capitalized only if the item exceeds $15,000, extends the useful life of the asset and is not related to making an apartment ready for the next resident. Under this policy, virtually all capitalized costs are non-recurring, as recurring make ready costs are expensed as incurred, including costs of carpet and appliance replacements, floor coverings, interior painting and other redecorating costs. The application of this policy in 1996 resulted in capitalized expenditures for Established Communities of approximately $160 per apartment home plus an additional $23 per apartment home that was revenue generating. For the year ended December 31, 1996, the Company charged to maintenance expense, including carpet and appliance replacements, a total of approximately $9.1 million for Established Communities. Management anticipates that capitalized costs per home will gradually rise as the Company's portfolio of communities matures. The following is a summary of expenditures for both recurring make ready costs (expensed) and community upgrades (capitalized) for 1996.

 EXPENDITURES FOR COMMUNITY AND CORPORATE UPGRADES (CAPITALIZED) AND COMMUNITY
                            MAINTENANCE (EXPENSED)
                  (Dollars in thousands, except per home data)

                                                                                                             1996 Maintenance
                                                                               1996 Capitalized Upgrades         Expensed
                                     Number     Balance at      Balance at     -------------------------  ---------------------
             Community              of Homes      12/31/95 (1)  12/31/96 (1)     Total       Per Home       Total      Per Home
--------------------------------   ----------  ---------------  ------------   ----------  -------------  --------   ----------
STABILIZED
----------
Avalon Park                              372     $  19,635    $   19,717       $    82      $   220       $   385    $  1,035
Avalon at Ballston-
  Washington Towers                      344        36,617        36,797           180          523           303         881
Avalon at Gayton                         328         9,715         9,830           115          351           324         988
Avalon at Symphony Glen                  174         8,034         8,079            45          259           187       1,075
Avalon at Hampton I                      186         3,661         3,702            41          220           194       1,043
Avalon at Hampton II                     231         8,093         8,144            51          221           215         931
Avalon at Dulles                         236        11,540        11,599            59          250           276       1,169
Avalon Knoll                             300         7,851         7,905            54          180           382       1,273
Avalon Lea                               296        16,057        16,101            44          149           277         936
Avalon at Fairway Hills I                192         9,281         9,368            87          453           226       1,177
Avalon Ridge                             432        24,874        25,030           156          361           457       1,058
Longwood Towers                          250        16,600        16,620            20           80           450       1,800
Avalon Farm                              306        17,270        17,332            62          203           286         935
Avalon Glen                              238        30,066        30,077            11           46           263       1,105
Avalon Pavilions                         932        56,418        56,523           105          113           586         629
Avalon View                              288        17,725        17,773            48          167           358       1,243
4100 Massachusetts Ave.                  308        34,859        34,879            20           65           390       1,266
Avalon at Carter Lake                    259        11,413        11,502            89          344           261       1,008
Avalon Pointe                            140         7,731         7,748            17          121           164       1,171
Avalon Station                           127         5,920         5,933            13          102           131       1,031
Avalon Woods                             268         8,237         8,235            (2)          (7)          199         743
Avalon at Park Center                    492        37,244        37,337            93          189           366         744
Avalon at Lexington                      198        14,102        14,117            15           76           207       1,045
Avalon Watch                             512        28,215        28,340           125          244           495         967
Avalon Walk I                            430        34,417        34,505            88          205           236         549
Avalon Walk II                           334        23,537        23,597            60          180           204         611
Avalon Landing                           158         9,256         9,261             5           32           195       1,234
Avalon Birches                           312        13,413        13,419             6           19           234         750
Avalon at Lake Arbor                     209        11,895        11,900             5           24           267       1,278
Avalon at Decoverly                      368        30,947        30,978            31           84           285         774
Avalon Summit West                       125         6,764         6,764            --           --            97         776
Avalon Towers                            109        15,820        15,826             6           55           217       1,991
                                    --------     ---------     ---------       -------      -------      --------    --------
                                       9,454       587,207       588,938         1,731          183         9,117         964
                                    --------     ---------     ---------       -------      -------      --------    --------
NEWLY ACQUIRED/DEVELOPED
------------------------
Avalon Green                             105        12,017        12,294           277        2,638           163       1,552
Avalon Fields                            192        14,103        14,262           159          828            75         391
Avalon West                              120         6,938        10,624         3,686       30,717            71         592
Avalon Station II                         96         3,771         5,905         2,134       22,229            35         365
Avalon Summit East                       120         6,351         9,388         3,037       25,308            82         683
Avalon Run East                          206         4,421        16,002        11,581       56,218            39         189
Avalon Crossing                          132         4,465        13,387         8,922       67,591            33          --
Avalon Chase (2)                         360            --        23,615        23,615       65,597           423       1,175
Avalon Pines (2)                         174            --         8,578         8,578       49,299            77         443
Avalon at Fairway Hills II (2)           527            --        33,807        33,807       64,150           207         393
Avalon at Boulders (2)                   284            --        16,038        16,038       56,472            73         257
AutumnWoods (2)                          420            --        30,474        30,474       72,557            15          36
                                    --------     ---------     ---------       -------      -------      --------    --------
                                       2,736        52,066       194,374       142,308       52,013         1,293         473
                                    --------     ---------     ---------       -------      -------      --------    --------

NEW DEVELOPMENTS                       3,337        87,525       260,019       172,494       51,691            96         N/A
----------------

OTHER
-----
Longwood Towers - Renovation              --         1,089         6,829         5,740 (5)   22,960            --          --
Avalon Arbor (3)                         302        27,234        27,822           588        1,947           311       1,030
Avalon Brooke (6)                         --        13,258            --       (13,258)          --            --          --
Avalon Heights (6)                        --        12,217            --       (12,217)          --            --          --
Corporate Level Expenditures              --         1,837         3,924         2,087           --            --          --

                                    --------     ---------    ----------       -------      -------      --------    --------
GRAND TOTAL                           15,829 (4) $ 782,433    $1,081,906           N/A          N/A      $ 10,817         N/A
                                    ========     =========    ==========       =======      =======      ========    ========




(1) Costs are presented in accordance with generally accepted accounting principles ("GAAP") and exclude the step-up in basis attributed to continuing investors.

(2)          Acquired in 1996.

(3)          Ownership through ownership of the Avalon Arbor mortgage note.
             See Note 4 to the consolidated financial statements. Increase in capitalized value relates primarily to accrued interest and does not reflect capitalized community upgrades.

(4) Excludes Falkland Chase and Avalon Run, 876 apartment homes owned by joint ventures in which the Company holds a 50% interest and 49% interest, respectively.

(5)          Represents renovation costs incurred.

(6)          Sold in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. A primary source of liquidity to the Company is cash flows from operations. Operating cash flows have historically been determined by the number of apartment homes, rental rates, occupancy levels and the Company's expenses with respect to such apartment homes. The Company regularly reviews short-term liquidity needs and the adequacy of Funds from Operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring operating expenses, debt service requirements and the minimum distribution required to maintain the Company's REIT qualification under the Code. The Company anticipates that these needs will be fully funded from cash flows provided by operating activities. Any short-term liquidity needs not provided by current operating cash flows would be funded from the Company's Unsecured Facilities.

         Cash flows used in investing activities and provided by financing activities have historically been dependent on the number of apartment homes under active development and construction during any given period. Cash and cash equivalents increased $12,440,000 from $1,801,000 at December 31, 1995 to $14,241,000 at December 31, 1996 due to the excess of cash provided by financing and operating activities over cash flow used in investing activities, primarily due to the issuance of $351,000,000 of equity and debt securities in 1996 and the sale of two communities in the fourth quarter of 1996.

         Net cash provided by operating activities increased $9,527,000 from $56,314,000 to $65,841,000 primarily due to an increase in operating income from newly developed and acquired communities and Established Communities.

         Net cash flows used in investing activities increased $71,451,000 from $189,582,000 to $261,033,000, due to an increase in the number of apartment homes under development from an average of 2,030 in 1995 to 2,910 in 1996 and the acquisition of six communities for $109,025,000 in 1996 compared to the acquisition of seven communities for $87,958,000 in 1995, offset by the net proceeds of $31,663,000 from the sale of two apartment communities in 1996.

         Net cash provided by financing activities increased $75,425,000 from $132,207,000 to $207,632,000, primarily due to the net proceeds received from the completion of the sales of 4,872,000 shares of the Company's common stock and the sale of 8,755,000 shares of the Company's Series A and Series B Cumulative Redeemable Preferred Stock in 1996 and increased borrowings under the Unsecured Facilities, offset by an increase in dividends paid.

         Cash and cash equivalents decreased $1,061,000 from $2,862,000 at December 31, 1994 to $1,801,000 at December 31, 1995 due to the excess of cash used in investing activities over cash flow provided by operating and financing activities, primarily due to the acquisition and development of new communities as more fully described below:

         Net cash provided by operating activities increased $19,861,000 from $36,453,000 to $56,314,000 primarily due to an increase in operating income from newly developed and acquired communities as well as Established Communities. The transfer of previously segregated resident security deposits for communities located in Virginia provided a $618,000 increase in unrestricted cash and cash equivalents. The Company determined that security deposits related to assets owned in Virginia need not be maintained in restricted accounts. The release of these funds was used to repay balances outstanding under the Unsecured Facility.

         Cash flows used in investing activities increased $35,330,000 from $154,252,000 to $189,582,000, due to an increase in the number of apartment homes under development from an average of 1,524 in 1994 to 2,030 in 1995.

         Net cash provided by financing activities increased $17,903,000 from $114,304,000 to $132,207,000 due to the excess net proceeds received from the issuance of $50,650,000 in unsecured tax-exempt custodial receipts and $100,000,000 in unsecured senior notes in 1995 over the proceeds received from the completion of the Company's second public offering and the refunding of tax-exempt bonds in 1994, offset by an increase in dividends paid and deferred financing costs.

         At December 31, 1996, permanent mortgage indebtedness will require balloon payments of principal amounts of indebtedness coming due over the years 1997 through 2002, including $24,335,000 in 1997 and $100,000,000 in 2002.
Additionally, bonds and related interest reserves requiring remarketing or that have expiring credit enhancements total $44,655,000 in 1997. Certain of these payments may be accelerated upon the termination of credit enhancements if such credit enhancements are not renewed or replaced. Since Management anticipates that only a small portion of the principal of such indebtedness will be repaid prior to maturity and the Company may not have funds on hand sufficient to repay such indebtedness, it may be necessary for the Company to refinance this debt. Such refinancing could be accomplished through additional debt financing, which may be collateralized by mortgages on individual communities or groups of communities, by uncollateralized private or public debt offerings or by additional equity offerings.

         Capital Resources. To sustain the Company's active development and acquisitions program, continuous access to the capital markets is required. Management intends to match the long-term nature of its real estate assets with long-term cost effective capital. Historically, the Company has demonstrated regular and continuous access to the capital markets since the Initial Offering, raising approximately $486 million in six offerings over a twenty month period and over $351 million during 1996. These offerings include:

          Date                     Description of Offering
          ----                     -----------------------
      July 1994           $33.7 million tax-exempt bond offering
      August 1994         $102 million public offering of Common Stock
      May 1995            $50.6 million tax-exempt unsecured custodial receipts offering
      September 1995      $100 million unsecured senior notes offering
      January 1996        $47.3 million direct placement of Common Stock to certain institutional investors
      February 1996       $111.4 million 9% Series A Cumulative Redeemable Preferred Stock offering
      October 1996        $107.5 million 8.96% Series B Cumulative Redeemable Preferred Stock offering
      December 1996       $69.4 million public offering of Common Stock

         Management intends to operate in a manner that will permit future access to the capital markets and intends to follow a focused strategy to help ensure uninterrupted access to capital. This strategy includes:

1. Hire, train and retain associates with a strong resident service focus, which should lead to higher rents, lower turnover and reduced operating costs;

2. Manage, acquire and develop institutional quality communities with in-fill locations that should provide consistent, sustained earnings growth;

3. Operate in markets with growing demand (as measured by household formation and job growth) and high barriers to entry. These characteristics combine to provide a favorable demand-supply balance, creating a favorable environment for future rental rate growth while protecting existing and new communities from new supply. This strategy is expected to result in a high level of quality to the revenue stream;

4. Maintain a conservative capital structure largely comprised of equity and modest, cost-effective leverage. Secured debt should generally be avoided and used primarily to secure low cost, tax-exempt debt. Such a structure should promote an environment for ratings upgrades that can lead to a lower cost of capital;

5.       Timely, accurate and detailed disclosures to the investment community;

6. Conservative accounting practices that provide a high level of quality to reported earnings.

         Management believes that following these strategies provides a disciplined approach to capital access that is expected to ensure that capital resources are available to fund portfolio growth.

         The following is a discussion of specific capital transactions, arrangements and agreements that are important to the capital resources of the Company.

Unsecured Facilities

         In January 1996, the Company arranged a 2-year, Supplemental Unsecured Facility provided by First Union National Bank in the amount of $35,000,000.

         In September 1996, pricing on the Company's Unsecured Facilities was reduced. The consortium of banks providing the Company's Unsecured Facility lowered the interest rate charged under the facility to LIBOR plus 1.19% from LIBOR plus 1.44%. Pricing under the Supplemental Credit Facility was reduced to LIBOR plus .95% from LIBOR plus 1.25%. Current pricing level under the Unsecured Facility is 1.125%.

Interest Rate Protection Agreements

         The Company entered into an interest rate protection agreement in the form of an accreting, swap transaction (the "Swap") with a triple A counterparty (the "Counterparty") on May 30, 1995. The Swap serves to fix the floating component of the Company's total interest rate at 5.89% on notional amounts which increase over time. On the 15th day of each month during the term of the agreement, the Company will pay to the Counterparty interest equal to 5.89% on the then principal amount in effect, divided by twelve months. The principal amount in effect during 1996 ranged from $15 million in January to $44 million in December. The Counterparty will pay to the Company interest equal to the actual 30 day LIBOR rate on the then principal amount in effect, divided by twelve months. Payments made by the Company under the Swap totaled $132,000 for the year ended December 31, 1996. The Swap terminated in February 1997.

         The Company was not a party to any long-term interest rate agreements in 1996, other than the Swap described above. The Company intends, however, to evaluate the need for additional long-term interest rate protection agreements as interest rate market conditions dictate and has engaged a consultant to assist in managing the Company's interest rate risks and exposure.

Financing Transactions Completed

         On January 18, 1996, the Company completed the sale of 2,227,000 shares of its Common Stock to certain institutional investors under its existing shelf registration statement at a purchase price of $21.25 per share, for an aggregate purchase price of $47,323,750. The net cash proceeds from the sale (approximately $46,700,000) were used to retire indebtedness under the Company's Unsecured Facility.

         On February 16, 1996, the Company completed an offering of 4,455,000 shares of 9% Series A Cumulative Redeemable Preferred Stock (including 455,000 shares sold in connection with the exercise of the underwriters' overallotment option). The gross proceeds of the offering totaled $111,375,000. The net cash proceeds from the sale (approximately $108,225,000) were used to retire indebtedness under the Company's Unsecured Facility, variable rate construction loans and for general corporate purposes.

         On August 1, 1996, the Company completed a new tax-exempt credit enhancement facility with Fannie Mae that provides a long-term, cost-effective credit enhancement source for the Company's current and future tax-exempt bond debt. In connection with this facility, the Company completed the refinancing of approximately $91,000,000 of its tax-exempt bond debt. The facility involves eleven communities, seven that are financed with tax-exempt bonds and four unencumbered communities that are pledged as additional collateral.

         On October 22, 1996, the Company completed an offering of 4,300,000 shares (including 300,000 shares sold in connection with the exercise of the underwriters' overallotment option) of 8.96% Series B Cumulative Redeemable Preferred Stock. The net cash proceeds from the sale (approximately $104,114,000) were used to retire indebtedness under the Company's Unsecured Facilities.

         On December 13, 1996, the Company completed a public offering of 2,645,000 shares (including 345,000 shares sold in connection with the exercise of the underwriters' overallotment option) of Common Stock at a purchase price of $26.25 per share. The net cash proceeds from the sale (approximately $66,000,000) were used primarily to repay amounts outstanding under the Unsecured Facilities, to fund the acquisition and development of additional apartment communities and to use for general working capital purposes.

Registration Statements Filed in Connection with Financings

         On January 30, 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission covering up to $327,670,000 of securities. The registration statement provides for the issuance of Common Stock, Preferred Stock, debt securities and warrants to purchase Common Stock, and was used in connection with the February 16, 1996 and October 22, 1996 offerings of Preferred Stock and the December 13, 1996 offering of Common Stock. The remaining amount available under this registration statement was carried forward into the registration statement filed on February 24, 1997 and accordingly, no capacity remains under the registration statement filed on January 30, 1996.

         On February 24, 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission covering up to $350,000,000 of securities. The registration statement provides for the issuance of Common Stock, Preferred Stock, debt securities and warrants to purchase Common Stock.

Financing Commitments

         The Company has received a commitment for tax-exempt financing on the Avalon Fields Development Community. The Community Development Administration of Maryland has issued $12.7 million of thirty-year fixed-rate bonds related to Avalon Fields, at an all-in rate of 7.55%. Management expects to complete documentation and receive funding of approximately $12.1 million in March 1997.

Future Financing Needs

         Substantially all of the capital expenditures to complete the communities currently under construction will be funded from proceeds of permanent and construction financing commitments already in place or by the Unsecured Facilities, and little, if any, additional capital sources are needed to complete the communities. Except for Longwood Towers, the Company has no present plans for any major capital improvements to any of the Current Communities. The renovation of Longwood Towers is being funded by advances under the Unsecured Facilities, operating cash flow or other financing sources over a three-year period. Management expects to continue to fund deferred development costs related to future developments from Funds from Operations and advances under the Unsecured Facilities. The Company believes that these sources of capital are adequate to take each of the proposed communities to the point in the development cycle where construction can commence.

         Management anticipates that available borrowing capacity under the Unsecured Facilities and Funds from Operations will be adequate to meet future expenditures required to commence construction of each of the Development Rights. In addition, the Company currently anticipates funding construction of some (but not all) of the Development Rights under the expected remaining capacity of the Unsecured Facilities. However, before the construction of a Development Right commences, the Company intends, if necessary, to issue additional equity or debt securities, arrange additional capacity under the Unsecured Facilities or future credit facilities or obtain additional construction loan commitments not currently in place to ensure that adequate liquidity sources are in place to fund the construction of a Development Right, although no assurance can be given in this regard.

         The table on page 37 summarizes debt maturities for the next five years (excluding the Unsecured Facilities):

                            AVALON PROPERTIES, INC.

                             DEBT MATURITY SCHEDULE
                             (Dollars in thousands)


                                                                                                 Balance Outstanding at
                                                             All-in        Maturity         ------------------------------
               Community                                 Interest Rate       Date             12/31/95           12/31/96
--------------------------------------------          ------------------   ---------        -----------        -----------
Tax-Exempt Bonds:

   Fixed Rate

 * Avalon Lea  (Custodial Receipts) (1)                       5.71%         Nov-07          $    16,719         $  16,782
 * Avalon Ridge  (Custodial Receipts) (1)                     5.69%         Nov-07               26,614            26,724
 * Avalon at Dulles                                           7.04%         Jul-24               12,360            12,360
 * Avalon Hampton II                                          7.04%         Jul-24               11,550            11,550
 * Avalon at Symphony Glen                                    7.06%         Jul-24                9,780             9,780
 * Avalon View                                                7.55%         Aug-24               19,608            19,487
 * Avalon at Lexington                                        6.56%         Feb-25               15,486            15,284
 * Avalon Knoll                                               6.95%         Jun-26               14,130            14,070
 * Avalon Landing                                             6.85%         Jun-26                   --             6,969
 * Avalon West                                                7.73%         Dec-36                   --             8,771
                                                                                            -----------         ---------

                                                                                                126,247           141,777
   Variable Rate

 * Avalon at Fairway Hills I                                                Jun-26               11,500            11,500
 * Avalon at Hampton I                                                      Jun-26                8,710             8,060
 * Avalon Pointe                                                            Jun-26                6,387             6,387
                                                                                            -----------         ---------

                                                                                                 26,597            25,947
Conventional Loans:

   Fixed Rate

 * AutumnWoods                                                9.25%         Nov-97                   --            24,335
 * Avalon at Carter Lake (2)                                  7.75%         Nov-98                6,202                --
   Unsecured Senior Notes                                    7.375%         Sep-02               99,846            99,869
 * Avalon Pines                                               8.00%         Dec-03                   --             5,529
 * Avalon Walk II                                             8.93%         Nov-04               13,317            13,149
                                                                                            -----------         ---------

                                                                                                119,365           142,882
   Variable Rate-None                                                                                --                --

                                                                                            -----------         ---------
Total notes payable:                                                                            272,209           310,606
                                                                                            -----------         ---------
Construction (all variable rate):
 * Avalon Grove (2)                                       LIBOR + 1.50%     Nov-97                4,702                --
 * Avalon Cove (2)                                        LIBOR + 1.75%     Mar-98                5,775                --
                                                                                            -----------         ---------

Total construction notes payable:                                                                10,477                --
                                                                                            -----------         ---------
Total indebtedness - excluding
  Unsecured Facilities                                                                      $   282,686         $ 310,606
                                                                                            ===========         =========




                                                                                   Total Maturities
                                                      -----------------------------------------------------------------------------
               Community                                 1997         1998         1999         2000         2001       Thereafter
--------------------------------------------          ---------    ----------    ---------    ---------    --------    ------------
Tax-Exempt Bonds:

Fixed Rate

 * Avalon Lea  (Custodial Receipts) (1)              $     --       $    --      $    --     $    --      $    --      $  16,782
 * Avalon Ridge  (Custodial Receipts) (1)                  --            --           --          --           --         26,724
 * Avalon at Dulles                                        --            --           --          --           --         12,360
 * Avalon Hampton II                                       --            --           --          --           --         11,550
 * Avalon at Symphony Glen                                 --            --           --          --           --          9,780
 * Avalon View                                            173           230          290         330          350         18,114
 * Avalon at Lexington                                    213           226          240         255          271         14,079
 * Avalon Knoll                                           152           163          175         187          200         13,193
 * Avalon Landing                                          77            83           89          95          101          6,524
 * Avalon West                                             43            46           50          53           57          8,522
                                                     --------       -------      -------     -------      -------      ---------

                                                          658           748          844         920          979        137,628
Variable Rate

 * Avalon at Fairway Hills I                               --            --           --          --           --         11,500
 * Avalon at Hampton I                                     --            --           --          --           --          8,060
 * Avalon Pointe                                           --            --           --          --           --          6,387
                                                     --------       -------      -------     -------      -------      ---------

                                                           --            --           --          --           --         25,947
Conventional Loans:

Fixed Rate

 * AutumnWoods                                         24,335            --           --          --           --             --
 * Avalon at Carter Lake (2)                               --            --           --          --           --             --
   Unsecured Senior Notes                                  --            --           --          --           --         99,869
 * Avalon Pines                                            95           103          112         121          131          4,967
 * Avalon Walk II                                         185           202          221         241          264         12,036
                                                     --------       -------      -------     -------      -------      ---------

                                                       24,615           305          333         362          395        116,872
   Variable Rate-None                                      --            --           --          --           --             --
                                                     --------       -------      -------     -------      -------      ---------

Total notes payable:                                   25,273         1,053        1,177       1,282        1,374        280,447
                                                     --------       -------      -------     -------      -------      ---------
Construction (all variable rate):
 * Avalon Grove (2)                                        --            --           --          --           --             --
 * Avalon Cove (2)                                         --            --           --          --           --             --
                                                     --------       -------      -------     -------      -------      ---------

Total construction notes payable:                          --            --           --          --           --             --
Total indebtedness - excluding
                                                     --------       -------      -------     -------      -------      ---------
  Unsecured Facilities                               $ 25,273       $ 1,053      $ 1,177     $ 1,282      $ 1,374      $ 280,447
                                                     ========       =======      =======     =======      =======      =========

(1) Subject to remarketing November 1, 1997.

(2) Outstanding balances of $6,194,017 (Avalon at Carter Lake), $8,940,987 (Avalon Cove), and $4,744,258 (Avalon Grove) were repaid from proceeds of the 9% Series A Cumulative Redeemable Preferred Stock offering on February 22, 1996.

 * Indicates loan is collateralized.

FUNDS FROM OPERATIONS

         Management generally considers Funds from Operations to be an appropriate measure of the operating performance of the Company. The Company believes that in order to facilitate a clear understanding of the operating results of the Company, Funds from Operations should be examined in conjunction with the net income as presented in the consolidated financial statements included elsewhere in this report. Funds from Operations is determined in accordance with a resolution adopted by the Board of Governors of NAREIT, and is defined as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets and after adjustments for unconsolidated partnerships and joint ventures.

         The following table presents an analysis of Funds from Operations for the periods presented (dollars in thousands):

    ANALYSIS OF 1996 AND 1995 FUNDS FROM OPERATIONS

                                                                     Three months ended                    Years ended
                                                              --------------------------------    -----------------------------
                                                                   12-31-96         12-31-95          12-31-96      12-31-95
                                                              ----------------   -------------    -------------  --------------
    NET INCOME                                                   $    21,348      $     6,814      $    51,651   $    30,937
       Depreciation (real estate related):                             5,319            4,013           18,566        14,468
       Joint venture adjustment                                           81               79              321           316
       Gain on sale of communities                                    (7,850)              --           (7,850)           --
       Extraordinary items                                                --            1,158            2,356         1,158
       Preferred stock dividends                                      (4,352)              --          (10,422)           --
                                                                -------------    -------------    ------------- -------------
    FUNDS FROM OPERATIONS                                        $    14,546      $    12,064      $    54,622   $    46,879
                                                                =============    =============    ============= =============
    WEIGHTED AVERAGE SHARES OUTSTANDING                           31,268,140       28,372,944       30,739,504    28,365,427
                                                                =============    =============    ============= =============

    OTHER CAPITALIZED EXPENDITURES AND OTHER INFORMATION
       Capital expenditures:
           Community level (1)                                   $       521      $     1,477      $     1,731   $     2,311
           Corporate level (2)                                   $       277      $       238      $     2,087   $       708
       Loan principal amortization payments                      $       211      $       235      $       634   $       618
       Capitalized deferred financing costs (3)                  $       293      $      (443)     $     2,346   $     5,136




    ------------------

    Footnotes to Funds from Operations

(1) The Company expenses all recurring non-revenue generating community expenditures, including carpet and appliance replacements. See Discussion of Capitalized Community Improvements and Expensed Turnover ("Make Ready") Costs."

(2) Represents the cost of new office leasehold improvements, office equipment and costs related to the implementation of the company-wide systems enhancement program.

(3) Substantially all of the deferred financing costs incurred during the year ended December 31, 1996 relate to the closing of the Supplemental Unsecured Facility, closing on the Avalon West tax-exempt bonds and costs incurred related to the credit enhancement facility with Fannie Mae.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this Item 8 is included as a separate section of this Annual Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         Information pertaining to directors and executive officers of the registrant is incorporated herein by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 6, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

         Information pertaining to executive compensation is incorporated herein by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 6, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information pertaining to security ownership of Management and certain beneficial owners of the registrant's Common Stock is incorporated herein by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 6, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information pertaining to certain relationships and related transactions is incorporated herein by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission within 10 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 6, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

       (a)       1.  Financial Statements

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements and Financial Statement Schedule:

Report of Independent Accountants                                          F-1

Consolidated Balance Sheets as of December 31, 1996 and 1995               F-2

Consolidated Statements of Operations for
       the years ended December 31, 1996, 1995 and 1994                    F-3

Consolidated Statements of Stockholders' Equity for
       the years ended December 31, 1996, 1995 and 1994                    F-4

Consolidated Statements of Cash Flows for
       the years ended December 31, 1996, 1995 and 1994                    F-5

Notes to Consolidated Financial Statements                                 F-6

                 2.  Financial Statement Schedule

Schedule III - Real Estate and Accumulated Depreciation                   F-16

                 3.  Exhibits

The exhibits listed on the accompanying Index to Exhibits are
       filed as a part of this report.                                    F-19

       (b) Reports on Form 8-K

On October 23, 1996, the Company filed a Current Report on Form 8-K relating to the offering and sale of the Company's Series B Cumulative Redeemable Preferred Stock.

On December 4, 1996, the Company filed a Current Report on Form 8-K relating to the amendment and restatement of the Company's Bylaws.

On December 5, 1996, the Company filed a Current Report on Form 8-K, reporting under item (1) the acquisitions of Avalon Chase, Avalon Pines, Avalon at Fairway Hills II, Avalon at Boulders and AutumnWoods in unrelated transactions for an aggregate contract purchase price of approximately $109,186,000 on January 4, 1996, May 23, 1996, July 23, 1996, September 25, 1996, and December 11, 1996, respectively.

Historical and pro forma financial information concerning the communities acquired and included in such filing are as set forth below:

1.     Report of Independent Accountants
2. Combined Statement of Revenue and Certain Operating Expenses for the Year Ended December 31, 1995
3.     Notes to combined Statement of Revenue and Certain Operating Expenses

4. Estimates of Net Income and Funds from Operations of Certain Acquired Communities
5. Notes to Estimates of Net Income and Funds from Operations of Certain Acquired Communities
6. Pro Forma Condensed Consolidated Statement of Operations for the Nine Months Ended September 30, 1996 and for the Year Ended December 31, 1995
7.     Notes to Pro Forma Condensed Consolidated Statement of Operations

On December 18, 1996, the Company filed a Current Report on Form 8-K relating to offering and sale of the Company's Common Stock.

                              INDEX TO EXHIBITS

EXHIBIT NO.          DESCRIPTION
     3.1(i)(a)         --   Amended and Restated Articles of Incorporation of the Company (1)
     3.1(i)(b)         --   Articles Supplementary to Amended and Restated Articles of Incorporation Establishing Series A
                            Cumulative Redeemable Preferred Stock (5)
     3.1(i)(c)         --   Articles Supplementary to Amended and Restated Articles of Incorporation Establishing Series B
                            Cumulative Redeemable Preferred Stock (6)
     3.1(ii)(a)        --   Amended and Restated Bylaws of the Company (2)
     4.1               --   Avalon Properties, Inc. 7-3/8% Senior Notes due 2002 (3)
     4.2               --   Indenture dated as of September 18, 1995 (3)
     4.3               --   First Supplemental Indenture dated as of September 18, 1995 (3)
    10.1+              --   1995 Equity Incentive Plan (4)
    10.2(a)            --   Credit Agreement with Fleet Bank, National Association (2)
    10.2(b)            --   Credit Agreement with First Union National Bank of Virginia (7)
    10.3               --   Management Registration Rights Agreement between the Company and certain
                            Management stockholders (1)
    10.4+              --   Employment Agreement between the Company and Mr. Michaux (1)
    10.5+              --   Employment Agreement between the Company and Mr. Berman (1)
    10.6               --   Form of Indemnification Agreement (1)
    10.7               --   Swap Agreement with JP Morgan (7)
    10.8+              --   Amendment to Employment Agreement with Richard L. Michaux, dated December 16, 1994 (2)
    10.9+              --   Amendment to Employment Agreement with Charles H. Berman, dated December 15, 1994 (2)
    10.10+             --   Amendment No. 2 to Employment Agreement with Richard L. Michaux, dated January 1, 1996 (7)
    10.11+             --   Amendment No. 2 to Employment Agreement with Charles H. Berman, dated January 1, 1996 (7)
    10.12              --   Master Reimbursement Agreement with Federal National Mortgage Association
    12.1               --   Calculation of Ratios of Earnings to Fixed Charges (8)
    12.2               --   Calculation of Ratios of Earnings to Combined Fixed Charges (8)
    21.1               --   Schedule of Subsidiaries of the Company
    23.1               --   Consent of Coopers & Lybrand, L.L.P.
    27.1               --   Financial Data Schedule

+ Management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

(1) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

(2) Incorporated by reference from the Company's Current Report on Form 8-K filed on December 4, 1996.

(3) Incorporated by reference from the Company's Form 8-K Current Report dated September 18, 1995.

(4) Incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders held on May 9, 1995.

(5) Incorporated by reference from the Company's Registration Statement on Form 8-A filed on February 15, 1996.

(6) Incorporated by reference from the Company's Current Report on Form 8-K filed on October 23, 1996.

(7) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(8) Incorporated by reference from the Company's Registration Statement in Form S-3 filed on February 24, 1997, Registration No. 333-22281.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AVALON PROPERTIES, INC.

Date:  March 27, 1997         By        /s/ RICHARD L. MICHAUX
                                -----------------------------------------------
                              Richard L. Michaux, Chairman of the Board
                              Chief Executive Officer and Director
                              (Principal Executive Officer)


Date:  March 27, 1997         By       /s/ CHARLES H. BERMAN
                                -----------------------------------------------
                              Charles H. Berman, President,
                              Chief Operating Officer and Director


Date:  March 27, 1997         By        /s/ THOMAS J. SARGEANT
                                -----------------------------------------------
                              Thomas J. Sargeant, Chief Financial Officer,
                              Treasurer and Secretary
                              (Principal Financial and Accounting Officer)



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 27, 1997         By        /s/ MICHAEL A. FUTTERMAN
                                -----------------------------------------------
                              Michael A. Futterman, Director


Date:  March 27, 1997         By        /s/ CHRISTOPHER B. LEINBERGER
                                -----------------------------------------------
                              Christopher B. Leinberger, Director


Date:  March 27, 1997         By        /s/ ALLAN D. SCHUSTER
                                -----------------------------------------------
                              Allan D. Schuster, Director

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of
Avalon Properties, Inc.:


         We have audited the consolidated balance sheets of Avalon Properties, Inc. (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years ended December 31, 1996. We have also audited the financial statement schedule included on pages F-16, F-17 and F-18 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avalon Properties, Inc. as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




New York, New York
January 16, 1997

                                        COOPERS & LYBRAND L.L.P.

                            AVALON PROPERTIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except share data)


ASSETS                                                                                       12-31-96              12-31-95
                                                                                          ----------------     -----------------
Real estate (Notes 2, 3 and 4)
   Land                                                                                    $    169,079          $    128,754
   Buildings and improvements                                                                   754,545               521,082
   Furniture, fixtures and equipment                                                             27,455                19,369
                                                                                           ------------          ------------
                                                                                                951,079               669,205
       Less, accumulated depreciation                                                           (44,547)              (27,059)
                                                                                           ------------          ------------
                                                                                                906,532               642,146
   Construction in progress (including land)                                                    130,827               113,228
                                                                                           ------------          ------------
            TOTAL REAL ESTATE, NET                                                            1,037,359               755,374

Cash and cash equivalents (Notes 3 and 9)                                                        14,241                 1,801
Cash in escrow (Notes 3, 6 and 9)                                                                 3,945                 3,940
Resident security deposits                                                                        5,995                 4,193
Investments in joint ventures (Notes 3 and 7)                                                     2,573                 1,735
Deferred financing and other costs, net of accumulated amortization
    of $2,113 and $1,980 at December 31, 1996 and 1995, respectively (Note 3)                     7,702                 9,959
Deferred development costs (Note 3)                                                               5,179                 5,404
Prepaid expenses and other assets                                                                 5,777                 4,305
                                                                                           ------------          ------------
            TOTAL ASSETS                                                                   $  1,082,771          $    786,711
                                                                                           ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Unsecured Facilities (Notes 5 and 9)                                                       $         --          $     58,000
Construction loans (Note 6)                                                                          --                10,477
Unsecured senior notes, 7-3/8% due 2002 (Note 6)                                                 99,869                99,846
Mortgage notes payable (Notes 6 and 9)                                                          167,231               114,900
Unsecured tax-exempt bonds (Notes 6 and 9)                                                           --                14,130
Tax-exempt custodial receipts (Notes 6 and 9)                                                    43,506                43,333
Payables for construction                                                                        12,613                 9,710
Accrued expenses and other liabilities                                                           10,580                11,522
Accrued interest payable                                                                          4,342                 4,477
Resident security deposits                                                                        6,642                 4,919
                                                                                           ------------          ------------
            TOTAL LIABILITIES                                                                   344,783               371,314
                                                                                           ------------          ------------

Commitments and contingencies (Note 8)

Stockholders' equity:
   Preferred Stock, $.01 par value; 20,000,000 shares authorized;
      4,455,000 shares of 9% Series A Cumulative Redeemable Preferred Stock issued and outstanding (Aggregate liquidation preference of $111,375,000)
           (Note 1)                                                                                  45                    --
      4,300,000 shares of 8.96% Series B Cumulative Redeemable Preferred Stock
         issued and outstanding (Aggregate liquidation preference of $107,500,000)
           (Note 1)                                                                                  43                    --

   Common Stock, $.01 par value; 80,000,000 shares authorized;
      33,391,992 and 28,373,065 shares issued and outstanding
      at December 31, 1996 and 1995, respectively  (Note 1)                                         334                   284
   Additional paid-in capital                                                                   752,159               425,946
   Deferred compensation                                                                         (1,699)                   --
   Distributions in excess of accumulated earnings                                              (12,894)              (10,833)
                                                                                           ------------          ------------
            STOCKHOLDERS' EQUITY                                                                737,988               415,397
                                                                                           ------------          ------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $  1,082,771          $    786,711
                                                                                           ============          ============

          See accompanying notes to consolidated financial statements.

                            AVALON PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Dollars in thousands, except share data)


                                                                                         Year ended
                                                                          -----------------------------------------
                                                                           12-31-96      12-31-95        12-31-94
                                                                          ----------    -----------     -----------
Revenue:
   Rental income (Note 3)                                                $  123,354      $  94,821       $  71,756
   Management fees (Note 3)                                                   1,439          1,926           2,077
   Other income                                                                 420            466             468
                                                                         ----------      ---------       ---------
            Total revenue                                                   125,213         97,213          74,301
                                                                         ----------      ---------       ---------

Expenses:
  Operating expenses                                                         46,705         35,743          27,680
  Interest expense                                                            9,545         11,056           5,687
  Depreciation and amortization                                              20,956         16,558          12,342
  General and administrative                                                  3,807          3,387           2,482
  Write-off of deferred development costs (Note 3)                              450            400             400
                                                                         ----------      ---------       ---------
            Total expenses                                                   81,463         67,144          48,591
                                                                         ----------      ---------       ---------

Equity in income of joint ventures (Notes 3 and 7)                            1,025            440             701
Interest income                                                                 887            953             872
Minority interest income (Note 4)                                               495            633             733
                                                                         ----------      ---------       ---------

Income before gain on sale of communities and extraordinary items            46,157         32,095          28,016
Gain on sale of communities                                                   7,850             --              --
Extraordinary items (Note 11)                                                (2,356)        (1,158)             --
                                                                         ----------      ---------       ---------

Net income                                                                   51,651         30,937          28,016
Dividends attributable to preferred stock                                   (10,422)            --              --
                                                                         ----------      ---------       ---------

Net income available to common stockholders                              $   41,229      $  30,937       $  28,016
                                                                         ==========      =========       =========


Per common share (Note 3):
  Income before extraordinary items                                      $     1.42      $    1.13       $    1.10
                                                                         ==========      =========       =========

  Net income per common share                                            $     1.34      $    1.09       $    1.10
                                                                         ==========      =========       =========



          See accompanying notes to consolidated financial statements.

                            AVALON PROPERTIES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (Dollars in thousands, except per share data)





                                                      Shares Issued                    Amount
                                               ----------------------------    -----------------------    Additional
                                                  Common         Preferred      Common      Preferred      Paid-in
                                                   Stock           Stock         Stock       Stock         Capital
                                               ------------     -----------    ---------   -----------    -----------
Balance at 12-31-93                             23,543,964              --      $  235      $   --       $  328,664

  Net income                                            --              --          --          --               --
  Dividends declared ($1.08
    per share)                                          --              --          --          --               --
  Issuance of Common Stock,
    net of offering costs                        4,812,675              --          49          --           96,947
                                               -----------      ----------      ------      -------      ----------

Balance at 12-31-94                             28,356,639              --         284          --          425,611

  Net income                                            --              --          --          --               --
  Dividends declared ($1.46
    per share)                                          --              --          --          --               --
  Issuance of Common Stock,
    net of offering costs                           16,426              --          --          --              335
                                               -----------      ----------      ------      -------      ----------

Balance at 12-31-95                             28,373,065              --         284          --          425,946

  Net income                                            --              --          --          --               --
  Dividends declared to common
    stockholders ($1.49 per share)                      --              --          --          --               --
  Dividends declared to preferred
    stockholders                                        --              --          --          --               --
  Issuance of Common Stock, net
    of offering costs                            4,910,064              --          49          --          112,496
  Issuance of Restricted Common Stock              108,863              --           1          --            2,468
  Deferred Compensation, net of
    amortization                                        --              --          --          --               --
  Issuance of Series A Preferred
    Stock, net of offering costs                        --       4,455,000          --          45          107,536
  Issuance of Series B Preferred
    Stock, net of offering costs                        --       4,300,000          --          43          103,713
                                               -----------      ----------      ------      -------      ----------


Balance at 12-31-96                             33,391,992       8,755,000      $  334      $   88       $  752,159
                                               ===========      ==========      ======      =======      ==========



                                                               Distributions in
                                                                  Excess of
                                          Deferred              Accumulated              Stockholders'
                                        Compensation              Earnings                   Equity
                                        ------------         ------------------        ---------------
Balance at 12-31-93                      $      --             $   (1,219)                 $  327,680

  Net income                                    --                 28,016                      28,016
  Dividends declared ($1.08
    per share)                                  --                (27,154)                    (27,154)
  Issuance of Common Stock,
    net of offering costs                       --                     --                      96,996
                                         ---------             ----------                  ----------

Balance at 12-31-94                             --                   (357)                    425,538

  Net income                                    --                 30,937                      30,937
  Dividends declared ($1.46
    per share)                                  --                (41,413)                    (41,413)
  Issuance of Common Stock,
    net of offering costs                       --                     --                         335
                                         ---------             ----------                  ----------

Balance at 12-31-95                             --                (10,833)                    415,397

  Net income                                    --                 51,651                      51,651
  Dividends declared to common
    stockholders ($1.49 per share)              --                (45,774)                    (45,774)
  Dividends declared to preferred
    stockholders                                --                 (7,938)                     (7,938)
  Issuance of Common Stock, net
    of offering costs                           --                     --                     112,545
  Issuance of Restricted Common Stock           --                     --                       2,469
  Deferred Compensation, net of
    amortization                            (1,699)                    --                      (1,699)
  Issuance of Series A Preferred
    Stock, net of offering costs                --                     --                     107,581
  Issuance of Series B Preferred
    Stock, net of offering costs                --                     --                     103,756
                                         ---------             ----------                  ----------

Balance at 12-31-96                      $  (1,699)            $  (12,894)                 $  737,988
                                         =========             ===========                 ==========



          See accompanying notes to consolidated financial statements.

                            AVALON PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                 Year ended
                                                                  -------------------------------------------
                                                                    12-31-96       12-31-95        12-31-94
                                                                  ------------   -----------     ------------
Cash flows from operating activities:
   Net income                                                      $  51,651      $  30,937       $  28,016
   Items not requiring (providing) cash:
      Depreciation and amortization                                   20,956         16,558          12,342
      Equity in income of joint ventures                                (258)          (754)           (536)
      Amortization of deferred compensation                              427             --              --
      Gain on sale of communities                                     (7,850)            --              --
      Extraordinary items                                              2,356          1,158              --
   Decrease (increase) in cash in escrow, net                            (84)           703           1,555
   Increase in prepaids and other assets                                (270)        (1,945)         (1,181)
   Increase (decrease) in other operating liabilities                 (1,087)         9,657          (3,743)
                                                                   ---------      ---------       ---------
      Net cash provided by operating activities                       65,841         56,314          36,453
                                                                   ---------      ---------       ---------
Cash flows used in investing activities:
   Purchase of interest in joint venture                                (580)        (4,986)             --
   Increase (decrease) in construction payables                        2,903          5,544            (419)
   Purchase and development of real estate                          (295,019)      (190,140)       (153,833)
   Proceeds from the sale of communities, net of selling costs        31,663             --              --
                                                                   ---------      ---------       ---------
      Net cash used in investing activities                         (261,033)      (189,582)       (154,252)
                                                                   ---------      ---------       ---------
Cash flows from financing activities:
   Issuance of Common Stock, net of offering costs                   112,545            335          96,996
   Issuance of Preferred Stock, net of offering costs                211,337             --              --
   Borrowings under Unsecured Facilities                             265,000        235,625         143,821
   Repayments of Unsecured Facilities                               (323,000)      (207,395)       (127,051)
   Dividends paid                                                    (53,712)       (41,413)        (31,157)
   Borrowings under tax-exempt bonds                                  15,771         50,333          22,140
   Repayments of tax-exempt bonds                                     (1,062)        (7,000)             --
   Borrowings under notes payable                                         --         99,846          30,431
   Repayments of notes payable                                        (6,424)        (1,908)           (159)
   Borrowings under construction notes                                    31         14,091          32,776
   Repayments of construction notes                                  (10,508)        (5,171)        (47,141)
   Deposits into cash in escrow - Construction                            --             --            (118)
   Notes payable to affiliate of Predecessor                              --             --          (3,555)
   Payment of deferred financing costs                                (2,346)        (5,136)         (2,679)
                                                                   ---------      ---------       ---------
      Net cash provided by financing activities                      207,632        132,207         114,304
                                                                   ---------      ---------       ---------
Net increase (decrease) in cash                                       12,440         (1,061)         (3,495)
Cash and cash equivalents, beginning of year                           1,801          2,862           6,357
                                                                   ---------      ---------       ---------
Cash and cash equivalents, end of year                             $  14,241      $   1,801       $   2,862
                                                                   =========      =========       =========
Cash paid for interest, net of amount capitalized                  $   8,723      $   7,043       $   5,018
                                                                   =========      =========       =========

Non-cash investing and financing activities: In 1996, $5,581 and $24,335 of debt was assumed in connection with the

Avalon Pines and AutumnWoods acquisitions, respectively. In 1994, $12,800 of debt was assumed for two acquisitions.

          See accompanying notes to consolidated financial statements.

                            AVALON PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, except per share data)


1.       Organization of the Company and Public Offerings

         Avalon Properties, Inc. (the "Company") is a self-administered and self-managed Real Estate Investment Trust ("REIT"), as defined under the Internal Revenue Code of 1986, as amended, (the "Code") and was incorporated under the General Corporation Law of Maryland on August 24, 1993. The Company began operations on November 18, 1993 upon the completion of its initial public offering. The Company is engaged principally in the development, construction, acquisition and operation of residential apartment communities. Additionally, the Company provides management services for communities owned by unrelated parties.

         On January 18, 1996, the Company completed the sale of 2,227,000 shares of its Common Stock to certain institutional investors under an existing shelf registration statement at a purchase price of $21.25 per share. The net cash proceeds of approximately $46,700 were used to repay amounts outstanding under the Company's $165,000 unsecured revolving credit facility (the "Unsecured Facility").

         On February 16, 1996, the Company completed an offering of 4,455,000 shares of 9% Series A Cumulative Redeemable Preferred Stock (including 455,000 shares sold in connection with the exercise of the underwriters' overallotment option). The net cash proceeds from the sale (approximately $108,225) were used to retire indebtedness under the Company's Unsecured Facility, to retire construction loans and to use for general corporate purposes.

         On October 22, 1996, the Company completed an offering of 4,300,000 shares (including 300,000 shares sold in connection with the exercise of the underwriters' overallotment option) of 8.96% Series B Cumulative Redeemable Preferred Stock. The net cash proceeds from the sale (approximately $104,114) were used to retire indebtedness under the Company's unsecured revolving credit facilities ("Unsecured Facilities").

         On December 13, 1996, the Company completed a public offering of 2,645,000 shares (including 345,000 shares sold in connection with the exercise of the underwriters' over-allotment option) of Common Stock of a purchase price of $26.25 per share. The net cash proceeds from the sate (approximately $66,000) were used primarily to repay amounts outstanding under the Unsecured Facilities, to fund the acquisition and development of additional apartment communities and to use for general working capital purposes.

2.       Acquisitions

         During the period December 18, 1993 through December 31, 1995, the Company acquired fourteen existing operating communities containing a total of 3,148 apartment homes from unrelated third parties for an aggregate contract acquisition price of approximately $206,958 (cumulative capitalized cost of $211,277).

         For the year ended December 31, 1996, the Company acquired six existing operating communities containing a total of 1,765 apartment homes from unrelated third parties for an aggregate contract acquisition price of approximately $109,025 (cumulative capitalized cost of $112,512). These acquisitions have been accounted for as purchases of real estate and operating results for those communities are reflected in the accompanying consolidated financial statements from their respective dates of acquisition. These communities were acquired with cash proceeds drawn under the Company's Unsecured Facilities (see Note 5) and through the assumption of debt and are described as follows:

         On January 4, 1996, the Company acquired Avalon Chase, a 360 apartment home, garden-style community located in Marlton, New Jersey, for approximately $23,292.

                            AVALON PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


         On May 23, 1996, the Company purchased Avalon Pines, a 174 apartment home, luxury garden-style community located in Virginia Beach, Virginia for $8,420. In connection with this acquisition, the Company assumed a conventional secured loan with an outstanding principal amount of approximately $5,600 and bearing an 8.0% annual fixed interest rate with a maturity date of December 2003. This community was managed by the Company prior to its acquisition.

         On July 23, 1996, the Company purchased Avalon at Fairway Hills II, two luxury, garden-style communities located in Columbia, Maryland for $32,430. These communities contain a total of 527 apartment homes.

         On September 25, 1996, the Company purchased Avalon at Boulders in Richmond, Virginia for $14,831. This luxury garden-style community contains a total of 284 apartment homes.

         On December 13, 1996, the Company acquired AutumnWoods in Fairfax, Virginia for a total purchase price of $30,052, including the assumption of a conventional secured loan with an outstanding principal balance of approximately $24,300. This loan bears interest at a fixed rate of 9.25% per annum and matures in November 1997. The Company expects to repay the loan in August 1997, the earliest date on which the loan may be prepaid with no penalty. This luxury garden-style apartment community contains a total of 420 apartment homes.

         The following pro forma operating results for the Company have been prepared as if the acquisitions of Avalon Chase, Avalon Pines, Avalon at Fairway Hills II, Avalon at Boulders and AutumnWoods had occurred on January 1, 1995. Unaudited pro forma financial information is presented for informational purposes only and may not be indicative of what the actual results of operations of the Company would have been had the events occurred as of January 1, 1995, and may not be indicative of the results of operations for future periods.


                                                                     Pro Forma
                                                           ------------------------------
                                                            Year ended      Year ended
                                                             12-31-96        12-31-95
                                                            (Unaudited)     (Unaudited)
                                                           --------------  --------------
Revenue                                                     $  133,106     $     112,633
                                                            ==========     =============
Income before extraordinary items                           $   47,286     $      31,634
                                                            ==========     =============
Net income                                                  $   42,358     $      30,476
                                                            ==========     =============
Income before extraordinary items per common share          $     1.54     $        1.12
                                                            ==========     =============
Net income per common share                                 $     1.38     $        1.07
                                                            ==========     =============



3.       Summary of Significant Accounting Policies

Principles of Consolidation of the Company

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned partnerships and subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

                            AVALON PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Geographical Concentration

         The Company develops and operates residential apartment communities located in the Northeast and Mid-Atlantic Regions of the United States. This concentration imposes on the Company certain risks, which include local economic conditions, that are not within management's control.

Recently Issued Pronouncement

The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the options described in Note 10. Had compensation cost for these options been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the following pro forma amounts:

                                                             Pro Forma (unaudited)
                                                    --------------------------------------
                                                       Year ended              Year ended
                                                        12-31-96                12-31-95
                                                    ---------------        ---------------
                    Net income                       $     51,193            $     30,782
                                                     ============            ============
                    Net income per share             $       1.67            $       1.09
                                                     ============            ============


Real Estate

         Buildings and improvements are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of 40 years. The Company's policy is to annually assess any impairment in value by making a comparison of the current and projected operating cash flows of each of its communities over its remaining useful life, on an undiscounted basis, to the carrying amount of the community. Such carrying amounts would be adjusted, if necessary, to reflect an impairment in the value of the assets. The cost of buildings and improvements include capitalized interest, property taxes and insurance incurred during the construction period. Furniture and fixtures are stated at cost and depreciated over their estimated useful lives of seven years. Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations or betterments which extend the economic useful life of the assets are capitalized.

Investments in Joint Ventures

         Investments in real estate joint ventures are accounted for under the equity method except for Avalon Run which is accounted for under the cost method.

                            AVALON PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


Cash Equivalents

         Cash equivalents consist of highly liquid assets with original maturities of three months or less from the date of purchase. The majority of the Company's cash, cash equivalents and cash in escrow is held at major commercial banks.

Deferred Financing and Development Costs

         Deferred financing costs include fees and costs incurred to obtain financings and are amortized on a straight-line basis over the shorter of the term of the loan or the credit enhancement facility, if applicable. Unamortized financing costs are written-off when debt is retired before maturity date (see
Note 11). Fees and other incremental costs incurred in developing new communities are capitalized as deferred development costs and are included in the cost of the community when construction commences. The accompanying consolidated financial statements include a charge to expense for unrecoverable deferred development costs related to pre-development communities that may not proceed to development.

Revenue Recognition

         Apartment homes are leased to individual residents on a short-term basis. Rental revenue is recognized monthly as earned. Fees for management of communities owned by unrelated parties are also recognized monthly as earned.

Income Taxes

         The Company elected to be taxed as a REIT under the Code commencing with the taxable year ended December 31, 1993. To qualify as a REIT, the Company must, along with other requirements, distribute dividends to its stockholders in an amount equal to at least 95% of the Company's taxable income, as defined in the Code. As long as the Company qualifies for taxation as a REIT, the Company will not be subject to Federal corporate income taxes. Accordingly, no provision for Federal income taxes has been made for any period of the Company. However, the Company may be subject to certain state and local income, excise or franchise taxes.

Net Income per Common Share

         Net income per common share for the years ended December 31, 1996, 1995 and 1994 is based upon 30,739,504, 28,365,427 and 25,486,932 weighted average number of shares of common stock outstanding, respectively.

4.       Senior Participating Mortgage Note

         The Company's ownership of the senior participating mortgage note related to the Town Arbor Partnership ("Avalon Arbor") has been accounted for as an investment in real estate. Minority interest represents the excess of the interest income at the pay rate on the mortgage loan over the cash flow from operations generated by the community. This excess is funded from payments drawn from an escrow account established from contributions by the minority partners. At December 31, 1996, the partnership had $2,996 of cash from these contributions available to fund interest payments. The note bears interest at 10.2%. Upon acquisition, the note was restructured to provide for a 9% pay rate. The difference between the stated interest and the pay rate is deferred interest and is added to the principal. The loan also provides for contingent interest of 50% of gross revenues, as defined, and is payable prior to any payments to the partners. No contingent interest has been paid through December 31, 1996. The note entitles the holder to a 50% net residual value of the property at maturity or upon prior disposition of the property. The note may be prepaid subject to stipulated penalties.

                            AVALON PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

5.       Unsecured Facilities

         The Company's Unsecured Facility, which is provided by a consortium of nine banks led by JP Morgan and Fleet Bank, provides for $165,000 in short-term credit. The Unsecured Facility expires in April 1998. As of December 31, 1996, approximately $10,054 of available capacity was used to provide letters of credit and none was borrowed under the facility. Accordingly, the balance that remained available at December 31, 1996 to be drawn under the Unsecured Facility is $154,946. The Unsecured Facility bears interest based upon a LIBOR, Prime or CD rate election at the Company's option. Current pricing level is LIBOR plus 1.125%.

         In January 1996, the Company arranged a two-year supplemental unsecured facility provided by First Union National Bank (the "Supplemental Unsecured Facility") in the amount of $35,000. The Supplemental Unsecured Facility expires in January 1998 and bears a current interest rate of LIBOR plus .95%. At December 31, 1996, $6,760 of available capacity was used to provide letters of credit and none was borrowed under the Supplemental Unsecured Facility. Accordingly, the balance that remains available at December 31, 1996 to be drawn under the Supplemental Unsecured Facility is $28,240.

         The weighted average effective interest rates (excluding the cost of unused line of credit fees) on borrowings under the Unsecured Facilities for the years ended December 31, 1996 and 1995 were 7.3% and 7.8%, respectively. Including the cost of unused fees, the weighted average effective interest rates on borrowings under the Unsecured Facilities for the years ended December 31, 1996 and 1995 were 7.4% and 8.1%, respectively.

         On May 30, 1995, the Company entered into an interest rate protection agreement in the form of an accreting swap agreement (the "Swap") with a triple A rated counterparty (the "Counterparty"). The Swap specifies that on the 15th day of each month during the term of the agreement, commencing October 15, 1995, the Company shall pay the Counterparty a fixed rate of 5.89% on the then principal amount in effect ($44,000 at December 31, 1996) which increases in varying amounts to a maximum of $45,000 in February 1997, at which time the agreement terminates. In return, the Counterparty will pay to the Company a variable rate payment equal to 30-day LIBOR on the respective principal amounts. This Swap serves to fix the variable component of the Company's total interest rate at 5.89% on the principal amounts during the term of the Swap. Payments made by the Company under the Swap totaled $132 for the year ended December 31, 1996.

                            AVALON PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

6.       Notes Payable

         The following notes payable were outstanding at December 31, 1996 and 1995:


                                                                            1996            1995
                                                                      ---------------  -------------
Tax-exempt bonds:
   Notes with fixed interest at:
     6.95%, maturing June 2026 (a) (c)                                  $    14,070     $    14,130
     7.04%, maturing July 2024 (c)                                           11,550          11,550
     7.55%, maturing August 2024 (a) (c)                                     19,487          19,608
     7.06%, maturing July 2024 (c)                                            9,780           9,780
     7.04%, maturing July 2024 (c)                                           12,360          12,360
     6.56%, maturing February 2025 (a) (c)                                   15,284          15,486
     5.71%, maturing November 2007 (custodial receipts) (c) (e)              16,782          16,719
     5.69%, maturing November 2007 (custodial receipts) (c) (e)              26,724          26,614
     6.85%, maturing June 2026 (a) (c)                                        6,969              --
     7.73%, maturing December 2036 (c)                                        8,771              --
                                                                        -----------     -----------
        Total fixed rate notes                                              141,777         126,247
                                                                        -----------     -----------

   Notes with variable interest at (b):
     Variable rate, tax-exempt, maturing June 2026 (a) (c)                    8,060           8,710
     Variable rate, tax-exempt, maturing June 2026 (a) (c)                   11,500          11,500
     Variable rate, tax-exempt, maturing June 2026 (a) (c)                    6,387           6,387
                                                                        -----------     -----------
        Total variable rate notes                                            25,947          26,597
                                                                        -----------     -----------

Conventional notes with fixed interest at:
     8.93%, maturing November 2004 (c)                                       13,149          13,317
     7.75%, maturing November 1998 (c) (d)                                      --            6,202
     7.375%, maturing September 2002                                         99,869          99,846
     8.00%, maturing December 2003 (c)                                        5,529              --
     9.25%, maturing November 1997 (c)                                       24,335              --
                                                                        -----------     -----------
        Total fixed rate notes                                              142,882         119,365
                                                                        -----------     -----------

        Total notes payable                                               $ 310,606       $ 272,209
                                                                        ===========     ===========

Construction loans with variable interest at:
     LIBOR plus 1.75%, maturing March 1998  (d)                           $     --        $   5,775
     LIBOR plus 1.50%, maturing November 1997  (d)                              --            4,702
                                                                        -----------     -----------

        Total construction notes payable                                  $     --        $  10,477
                                                                        ===========     ===========



 -------------

(a) Various lenders require cash to be held in escrow for interest, property taxes, principal repayments and bond remarketing costs.

(b) Average interest rates on these notes ranged from 2.375% to 4.925% during the year ended December 31, 1996 and 4.39% to 5.64% during the year ended December 31, 1995.

(c)      Note is collateralized by a community.

(d) Outstanding balances were repaid from proceeds of the cumulative redeemable preferred stock offering on February 22, 1996.

(e)      Subject to remarketing November 1, 1997.

                            AVALON PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


 Scheduled maturities of notes payable are as follows for the years ending December 31:

                                 1997           $  25,273
                                 1998           $   1,053
                                 1999           $   1,177
                                 2000           $   1,282
                                 2001           $   1,374
                               Thereafter       $ 280,447
                                                ---------
                                                $ 310,606
                                                =========

         Capitalized interest was $12,210, $6,027 and $2,831 for the years ended December 31, 1996, 1995 and 1994, respectively. The weighted average interest rates on all borrowings outstanding during the years ended December 31, 1996, 1995 and 1994 was 7.26%, 7.04% and 6.46%, respectively.

7.       Investments in Joint Ventures

         At December 31, 1996, investments in joint ventures consist of a 50% general partnership interest in Falkland Partners, a 49% equity interest in Avalon Run, an 86.5% effective equity interest in Town Close Associates (the New Canaan development right) and 100% of the operating income from the anticipated Avalon Grove joint venture (a Development Community). At December 31, 1995, investments in joint ventures included a 50% general partnership interest in Falkland Partners, a 49% equity interest in Town Run Associates, a 50% general partnership interest in Evergreen Hamden Joint Venture and an 86.5% effective equity interest in Town Close Associates. On February 15, 1996, the Company assigned its 50% partnership interest in Evergreen Hamden Joint Venture to the institutional partner in the joint venture. The following is a combined summary of the financial position of these joint ventures for the dates presented:

                                        12-31-96                12-31-95
                                       ----------              ----------
Assets:
Real estate, net                       $  92,835               $  60,821
Other assets                               5,029                   3,964
                                       ---------               ---------
                                       $  97,864               $  64,785
                                       =========               =========

Liabilities and partners' equity:
Mortgage notes payable                 $  26,000               $  34,786
Other liabilities                          3,786                   3,686
Partners' equity                          68,078                  26,313
                                       ---------               ---------
                                       $  97,864               $  64,785
                                       =========               =========



The following is a combined summary of the results of operations of these joint ventures for the periods presented:


                                                              Year ended
                                       ----------------------------------------------------------
                                         12-31-96              12-31-95                12-31-94
                                       ------------          ------------            ------------
Summary of operations:
  Rental income                        $   10,238              $  9,004                $  6,751
  Other income                                 58                    67                     411
  Operating expenses                       (4,238)               (3,610)                 (3,720)
  Mortgage interest expense                  (849)               (1,027)                 (1,424)
  Depreciation and amortization            (1,779)               (1,706)                   (998)
                                       ----------              --------                --------

    Net income                         $    3,430              $  2,728                $  1,020
                                       ==========              ========                ========

                            AVALON PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

8.       Commitments and Contingencies

401(k) Savings Plan

         Eligible employees of the Company participate in a contributory employee savings plan. Under the plan, the Company may match a percentage of contributions made by eligible employees, such percentage to apply to a maximum of 4% of their annual salary. Expenses under this plan for 1996, 1995 and 1994 were not material.

Employment Agreements

         The Company entered into employment agreements with two executives that will expire on December 31, 1997 and will automatically be renewed for successive one-year terms, unless otherwise terminated. Each employment agreement provides for annual minimum base salary increases based on increases in the Consumer Price Index, plus additional compensation as a discretionary bonus as determined by the Compensation Committee of the Board of Directors.

Contingencies

         The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, Management believes that the final outcome of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

Financing

         The Company has received a commitment for tax-exempt financing on the Avalon Fields Development Community. The Community Development Administration of Maryland has issued $12,700 million of thirty-year fixed-rate bonds related to Avalon Fields, at an all-in rate of 7.55%. Management expects to complete documentation and receive funding of approximately $12,088 in March 1997.

 9.      Value of Financial Instruments

         Cash Equivalents and Cash in Escrow

         The Company estimates that the fair value approximates carrying value due to the relatively short maturity of these instruments.

         Notes Payable, Loans Payable, Tax-Exempt Bonds, Custodial Receipts and Revolving Credit Facility

         The Company determines the fair value based on an analysis of discounted future cash flows at a discount rate that approximates the Company's effective current borrowing rate for instruments of comparable maturities. Based on this analysis, the Company has determined that the fair value of these instruments approximates carrying value. The Swap described in Note 5 had an estimated unrealized loss of $28 at December 31, 1996 based upon a dealer mark-to-market valuation.

10.      Amended and Restated 1995 Equity Incentive Plan

         The Company has adopted the 1995 Equity Incentive Plan (the "Plan"), as amended and restated. Certain amendments to the Plan were approved by the stockholders of the Company at the Annual Meeting held on May 7, 1996. Plan participants include officers of the Company, key employees, non-employee

                            AVALON PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

directors, as well as other non-executive personnel of the Company. The Plan authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, (ii) the grant of stock options that do not so qualify, (iii) grants of shares of restricted and unrestricted Common Stock contingent upon the attainment of performance goals or subject to other restrictions, (iv) grants of shares of unrestricted Common Stock in lieu of cash compensation and (v) dividend equivalent rights.

         Under the Plan, a maximum of 882,750 shares of Common Stock may be issued, plus any shares of Common Stock represented by awards under the Company's 1993 Stock Option and Incentive Plan (the"1993 Plan") that are forfeited, canceled, reacquired by the Company, satisfied without the issuance of Common Stock or otherwise terminated (other than by exercise). Options granted to officers, non-employee directors and employees under the Plan generally vest ratably over a three-year term, expire ten years from the date of grant and may be exercised at the market price on the date of grant. Information with respect to stock options granted under the Plan and the 1993 Plan from 1993 to 1996 is as follows:

                                                                        Weighted
                                                                        Average
                                                                     Exercise Price
                                                    Shares             Per Share
                                                --------------  ---------------------
Options outstanding, December 31, 1993            1,116,250          $        20.500
        Exercised                                   (16,000)                  20.500
        Granted                                       9,000                   23.125
        Forfeited                                   (39,500)                  20.500
                                               ------------          ---------------
Options outstanding, December 31, 1994            1,069,750                   20.522
        Exercised                                   (15,000)                  20.500
        Granted                                     137,150                   20.726
        Forfeited                                  (163,750)                  20.511
                                               ------------          ---------------
Options outstanding, December 31, 1995            1,028,150                   20.551
        Exercised                                   (36,413)                  20.630
        Granted                                     106,800                   22.409
        Forfeited                                   (43,536)                  20.636
                                               ------------          ---------------
Options outstanding, December 31, 1996            1,055,001          $        20.733
                                               ============          ===============


Options exercisable:
        December 31, 1994                           362,548          $        20.565
                                               ============          ===============
        December 31, 1995                           604,667          $        20.031
                                               ============          ===============
        December 31, 1996                           908,345          $        20.525
                                               ============          ===============

         Options to purchase 711,223, 924,350 and 882,750 shares of common stock were available for grant under the Plan and the 1993 Plan at December 31, 1996, 1995 and 1994, respectively.

11.      Extraordinary Items

         In August 1996, the Company recorded a non-recurring charge to earnings for the recorded value of the unamortized deferred financing costs associated with the refinancing of tax-exempt bonds in conjunction with the completion of the new credit enhancement facility with the Federal National Mortgage Association.

         In 1995, the unamortized deferred financing costs associated with the retirement of the secured revolving credit facility were written off.

                            AVALON PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


12.      Quarterly Financial Information (Unaudited)

         The following summary represents the quarterly results of operations for the years ended December 31, 1996 and 1995:

                                                                                    Three months ended
                                                    -------------------------------------------------------------------------------
1996                                                  March 31                June 30         September 30            December 31
----                                                ------------            -----------       -------------          --------------
Total revenue                                        $  28,108               $  29,831         $    32,811            $     34,463
Income before extraordinary items                    $   8,456               $   8,979         $     9,154            $     16,996
Net income available to common stockholders          $   8,456               $   8,979         $     6,798            $     16,996
Income before extraordinary items per common share   $   0.280               $   0.282         $     0.300            $      0.554
Net income per common share                          $   0.280               $   0.282         $     0.221            $      0.554

                                                                                    Three months ended
                                                    -------------------------------------------------------------------------------
1995                                                  March 31                June 30         September 30            December 31
----                                                ------------            -----------       -------------          --------------
Total revenue                                        $  22,011               $  23,164         $    25,187            $     26,851
Income before extraordinary items                    $   7,992               $   7,905         $     8,226            $      7,972
Net income available to common stockholders          $   7,992               $   7,905         $     8,226            $      6,814
Income before extraordinary items per common share   $   0.282               $   0.279         $     0.290            $      0.281
Net income per common share                          $   0.282               $   0.279         $     0.290            $      0.240



13.      Subsequent Events

         On January 11, 1997, the Company acquired two apartment communities, Avalon at Ballston-Quincy and Vermont Towers, in Arlington, Virginia for a total purchase price of approximately $45,698 of which approximately $700 was paid in the form of partnership units exchangeable for shares of the Company's Common Stock (based on the market value of the Common Stock on the closing date of the acquisition). One of these luxury, high-rise apartment communities contains
222 apartment homes; the other contains a total of 232 apartment homes in two connected buildings.

         On January 15, 1997, the Company purchased 7 acres of land in Alexandria, Virginia for $4,300. Construction of a new 460 apartment home community, Avalon at Cameron Court, commenced in the first quarter of 1997.

         On February 24, 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission covering up to $350,000 of securities. The registration statement provides for the issuance of common stock, preferred stock, debt securities and warrants to purchase common stock.

         On March 12, 1997, the Company purchased 8.29 acres of land in Quincy, Massachusetts for $950. Construction of a new 171 apartment home community, Avalon at Faxon Park, is expected to start in the second quarter of 1997.

SCHEDULE III                   AVALON PROPERTIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)


                                                  INITIAL COST                                                   TOTAL COST
                                          ------------------------------                                      -----------------
                                                                                  COSTS                           BUILDING/
                                                                              SUBSEQUENT                       CONSTRUCTION
                                                            BUILDING &     TO ACQUISITION/                     IN PROGRESS &
                                               LAND        IMPROVEMENTS     CONSTRUCTION           LAND        IMPROVEMENTS
                                          -------------   --------------  -----------------   --------------- -----------------
Current Communities
-------------------
4100 Massachusetts Avenue                  $    6,848      $   27,609     $            422    $        6,848   $    28,031
Avalon Park                                     3,903          15,611                  203             3,903        15,814
Avalon at Carter Lake                           2,280           9,128                   94             2,280         9,222
Avalon at Gayton                                2,907           6,626                  297             2,907         6,923
Avalon at Symphony Glen                         1,594           6,377                  108             1,594         6,485
Avalon at Hampton I                               727           2,908                   67               727         2,975
Avalon at Hampton II                            1,601           6,461                   82             1,601         6,543
Avalon at Dulles                                2,302           9,207                   90             2,302         9,297
Avalon Knoll                                    1,528           6,113                  264             1,528         6,377
Avalon Lea                                      3,193          12,773                  135             3,193        12,908
Avalon at Fairway Hills I                       1,847           7,386                  135             1,847         7,521
Avalon Ridge                                    4,938          19,755                  337             4,938        20,092
Avalon at Lexington                             1,924          12,061                  591             1,924        12,193
Longwood Towers                                 3,310          13,240                   70             3,310        13,310
Avalon Station                                  1,177           4,723                   33             1,177         4,756
Avalon Farm                                     3,443          13,774                  115             3,443        13,889
Avalon Watch                                    5,585          22,339                  416             5,585        22,755
Avalon at Ballston                              7,291          29,166                  340             7,291        29,506
Avalon Pointe                                   1,537           6,175                   36             1,537         6,211
Avalon at Park Center                           7,293          29,400                  644             7,293        30,044
Avalon Arbor                                    5,133          20,958                1,731             5,133        22,689
Avalon Glen                                     5,956          23,935                  186             5,956        24,121
Avalon Green                                    1,820          10,156                  318             1,820        10,474
Avalon Pavilions                               11,256          45,023                  244            11,256        45,267
Avalon View                                     3,529          14,114                  130             3,529        14,244
Avalon Walk I                                   6,875          27,502                  128             6,875        27,630
Avalon Walk II                                  2,225          21,222                  150             2,225        21,372
Avalon Woods                                    1,490           6,610                  135             1,490         6,745
Avalon at Decoverly                             6,157          24,791                   30             6,157        24,821
Avalon at Lake Arbor                            2,354           9,541                    5             2,354         9,546
Avalon Birches                                  2,678          10,735                    6             2,678        10,741
Avalon Summit West                              1,275           5,489                   --             1,275         5,489
Avalon Towers                                   3,118          12,702                    6             3,118        12,708
Avalon Fields                                   2,608          11,654                   --             2,608        11,654
Avalon Crossing                                 2,199          11,188                   --             2,199        11,188
Avalon Run East                                 1,579          14,423                   --             1,579        14,423
Avalon Landing                                  1,849           7,404                    8             1,849         7,412
Avalon Station II                                 542           5,363                   --               542         5,363
Avalon Summit East                                426           8,962                   --               426         8,962
Avalon West                                       994           9,680                   --               994         9,680
                                           ----------      ----------     ----------------    --------------   -----------
                                              129,241         562,284                7,556           129,241       569,381
                                           ----------      ----------     ----------------    --------------   -----------





                               TOTAL COST
                             ---------------
                                                                 TOTAL COST, NET                            YEAR OF
                                                ACCUMULATED      OF ACCUMULATED                          COMPLETION/
                                 TOTAL         DEPRECIATION        DEPRECIATION         ENCUMBRANCES     ACQUISITION
                             -------------   ---------------    ------------------     ---------------  -------------
Current Communities
4100 Massachusetts Avenue       $ 34,879      $         1,969   $          32,910   $                --          1994
Avalon Park                       19,717                1,459              18,258                    --          1993**
Avalon at Carter Lake             11,502                  570              10,932                    --          1994
Avalon at Gayton                   9,830                  757               9,073                    --          1993**
Avalon at Symphony Glen            8,079                  609               7,470                 9,780          1993**
Avalon at Hampton I                3,702                  339               3,363                 8,060          1993**
Avalon at Hampton II               8,144                  642               7,502                11,550          1993**
Avalon at Dulles                  11,599                  861              10,738                12,360          1993**
Avalon Knoll                       7,905                  690               7,215                14,070          1993**
Avalon Lea                        16,101                1,181              14,920                16,782          1993**
Avalon at Fairway Hills I          9,368                  698               8,670                11,500          1993**
Avalon Ridge                      25,030                1,829              23,201                26,724          1993**
Avalon at Lexington               14,117                  974              13,143                15,284          1994
Longwood Towers                   16,620                1,173              15,447                    --          1993
Avalon Station                     5,933                  291               5,642                    --          1994
Avalon Farm                       17,332                1,259              16,073                    --          1993**
Avalon Watch                      28,340                2,096              26,244                    --          1993**
Avalon at Ballston                36,797                2,507              34,290                    --          1993**
Avalon Pointe                      7,748                  369               7,379                 6,387          1994
Avalon at Park Center             37,337                2,300              35,037                    --          1994
Avalon Arbor                      27,822                3,128              24,694                    --          1993**
Avalon Glen                       30,077                1,938              28,139                    --     1993**/95
Avalon Green                      12,294                  508              11,786                    --          1995
Avalon Pavilions                  56,523                4,060              52,463                    --          1993**
Avalon View                       17,773                1,310              16,463                19,487          1993**
Avalon Walk I                     34,505                2,391              32,114                    --          1993**
Avalon Walk II                    23,597                1,296              22,301                13,149          1994
Avalon Woods                       8,235                  576               7,659                    --          1994
Avalon at Decoverly               30,978                  975              30,003                    --          1995
Avalon at Lake Arbor              11,900                  390              11,510                    --          1995
Avalon Birches                    13,419                  529              12,890                    --          1995
Avalon Summit West                 6,764                  216               6,548                    --          1995
Avalon Towers                     15,826                  425              15,401                    --          1995
Avalon Fields                     14,262                  406              13,856                    --          1996
Avalon Crossing                   13,387                  106              13,281                    --          1996
Avalon Run East                   16,002                  152              15,850                    --          1996
Avalon Landing                     9,261                  394               8,867                 6,969          1995
Avalon Station II                  5,905                  122               5,783                    --          1996
Avalon Summit East                 9,388                  182               9,206                    --          1996
Avalon West                       10,624                  202              10,422                 8,771          1996
                                --------      ---------------   -----------------   -------------------
                                 698,622               41,879             698,743               180,873
                                --------      ---------------   -----------------   -------------------

                            AVALON PROPERTIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

                                                   INITIAL COST                                                 TOTAL COST
                                            ----------------------------                                    ------------------
                                                                                  COSTS                         BUILDING/
                                                                              SUBSEQUENT                      CONSTRUCTION
                                                            BUILDING &     TO ACQUISITION/                   IN PROGRESS &
                                               LAND        IMPROVEMENTS     CONSTRUCTION         LAND        IMPROVEMENTS
                                            ----------    --------------  ------------------   ---------    -----------------
Acquisitions
------------
Avalon at Boulders                              3,207         12,831               --            3,207          12,831
Avalon at Fairway Hills II                      6,761         27,046               --            6,761          27,046
Avalon Chase                                    4,718         18,897               --            4,718          18,897
Avalon Pines                                    1,714          6,864               --            1,714           6,864
Autumn Woods                                    6,095         24,379               --            6,095          24,379
                                           ----------      ---------        ---------        ---------      ----------
                                               22,495         90,017               --           22,495          90,017
                                           ----------      ---------        ---------        ---------      ----------
Development Communities*
------------------------
Avalon Commons
Avalon Cove                                     7,300         78,531               --            7,300          78,531
Avalon Crescent                                 2,130         34,753               --            2,130          34,753
Avalon Gates                                    2,005         28,343               --            2,005          28,343
Avalon Grove                                    4,322         41,315               --            4,322          41,315
Avalon Springs                                  1,586         12,042               --            1,586          12,042
Avalon Gardens                                     --         15,165               --               --          15,165
Avalon Court                                       --          5,048               --               --           5,048
Avalon Willow                                      --          5,217               --               --           5,217
Avalon at Fair Lakes                               --          4,659               --               --           4,659

                                               17,343        242,676               --           17,343         242,676
                                           ----------      ---------        ---------        ---------      ----------
Major Renovations/Improvements
------------------------------
Longwood Towers                                    --             --            6,829               --           6,829

Corporate                                          --            227            3,697               --           3,924
---------                                  ----------      ---------        ---------        ---------      ----------

                                           $  169,079      $ 895,204        $  18,082        $ 169,079      $  912,827
                                           ==========      =========        =========        =========      ==========





                                     TOTAL COST
                                    -------------
                                                                         TOTAL COST, NET                           YEAR OF
                                                      ACCUMULATED        OF ACCUMULATED                         COMPLETION/
                                        TOTAL         DEPRECIATION        DEPRECIATION        ENCUMBRANCES     ACQUISITION
                                     ----------     ----------------   -----------------    --------------   --------------
Acquisitions
------------
Avalon at Boulders                      16,038               97             15,941                  --          1996
Avalon at Fairway Hills II              33,807              338             33,469                  --          1996
Avalon Chase                            23,615              494             23,121                  --          1996
Avalon Pines                             8,578              127              8,451               5,529          1996
Autumn Woods                            30,439               35             30,439              24,335          1996
                                    ----------        ---------       ------------          ----------
                                       112,512            1,091            111,421              29,864
                                    ----------        ---------       ------------          ----------
Development Communities*
------------------------
Avalon Commons
Avalon Cove                             85,831              413             85,418                  --
Avalon Crescent                         36,883               --             36,883                  --
Avalon Gates                            30,348               89             30,259                  --
Avalon Grove                            45,637              110             45,527                  --
Avalon Springs                          13,628               70             13,558                  --
Avalon Gardens                          15,165               --             15,165                  --
Avalon Court                             5,048               --              5,048                  --
Avalon Willow                            5,217               --              5,217                  --
Avalon at Fair Lakes                     4,659               --              4,659                  --
                                                                                                    --
                                       260,019              682            259,337                  --
                                    ----------        ---------       ------------          ----------
Major Renovations/Improvements
------------------------------
Longwood Towers                          6,829               --              6,829                  --           1993

Corporate                                3,924              895              3,029                  --            --
---------                           ----------      -----------       ------------          ----------

                                     1,081,906      $    44,547       $  1,037,359          $  210,737
                                    ==========      ===========       ============          ==========

*Under construction at December 31, 1996.

**Reflects acquisition of communities from the Predecessor of the Company on November 18, 1993.

                            AVALON PROPERTIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1996
                             (Dollars in thousands)

Depreciation of Avalon Properties, Inc. building, improvements, upgrades and furniture, fixtures and equipment (FF&E) is calculated over the following estimated useful lives, on a straight line basis:

Building - 40 years
Improvements, upgrades and FF&E - not to exceed 7 years

The aggregate cost of total real estate for Federal income tax purposes was approximately $1.1 billion at December 31, 1996.

The changes in total real estate assets for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                                                              Years ended December 31,
                                                                                 -----------------------------------------------

                                                                                       1996             1995            1994
                                                                                 ---------------   --------------  -------------
Balance, beginning of period                                                       $   782,433      $   593,632     $   426,570
Acquisitions, Construction Costs and Improvements                                      299,473          188,801         167,062
                                                                                  -------------    -------------   --------------
Balance, end of period                                                             $ 1,081,906      $   782,433     $   593,632
                                                                                  =============    =============   ==============


The changes in accumulated depreciation for the years ended December 31, 1996, 1995 and 1994, are as follows:

                                                                                               Years ended December 31,
                                                                                 -----------------------------------------------

                                                                                        1996             1995           1994
                                                                                 --------------    --------------- -------------
Balance, beginning of period                                                       $    27,059      $     12,395    $     1,132
Depreciation for period                                                                 17,488            14,664         11,263
                                                                                  ------------     --------------  -------------
Balance, end of period                                                             $    44,547      $     27,059    $    12,395
                                                                                  ============     ==============  =============