Form 10-Q
period 1997-03-31
AVALON PROPERTIES INC
filed 1997-05-15
CIK 911536

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


                 For the quarterly period ended March 31, 1997


                         Commission file number 1-12452


                            AVALON PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)

                         --------------------------

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

                              Yes   [X]    No [ ]




                     APPLICABLE ONLY TO CORPORATE ISSUERS:
                     -------------------------------------

Indicate the number of shares outstanding of each issuer's classes of common stock as of the latest practicable date:


                36,281,838 shares outstanding as of May 5, 1997.

================================================================================

                            AVALON PROPERTIES, INC.



                                     INDEX

PART I         FINANCIAL INFORMATION

Item 1         Financial Statements                                                             Page
                                                                                                ----
               Condensed Consolidated Balance Sheets as of March 31, 1997
               and December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

               Condensed Consolidated Statements of Operations for the three months ended March 31, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . .  2

               Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . .  3

               Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . .  4

Item 2         Management's Discussion and Analysis of Financial Condition
               and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

PART II        OTHER INFORMATION

Item 1         Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   23

Item 2         Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   23

Item 3         Defaults upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . .   23

Item 4         Submission of Matters to a Vote of Stockholders  . . . . . . . . . . . . . . .   23

Item 5         Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   23

Item 6         Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . .   23

               Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   24

PART I  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            AVALON PROPERTIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                 (Dollars in thousands, except per share data)


ASSETS                                                                                       3-31-97       12-31-96
                                                                                          ------------   ------------
Real estate
   Land                                                                                   $   $188,982   $   169,079
   Buildings and improvements                                                                  841,749       754,545
   Furniture, fixtures and equipment                                                            29,635        27,455
                                                                                          ------------   ------------
                                                                                             1,060,366       951,079
      Less:  accumulated depreciation                                                          (50,784)      (44,547)
                                                                                          ------------   ------------
                                                                                             1,009,582       906,532
   Construction in progress (including land)                                                   113,069       130,827
                                                                                          ------------   ------------
            TOTAL REAL ESTATE, NET                                                           1,122,651     1,037,359

Cash and cash equivalents                                                                        3,036        14,241
Cash in escrow                                                                                   4,156         3,945
Resident security deposits                                                                       6,129         5,995
Investments in joint ventures                                                                    2,757         2,573
Deferred financing and other costs, net                                                          6,821         7,702
Deferred development costs, prepaid expenses and other assets                                   12,719        10,956
                                                                                          ------------   ------------
            TOTAL ASSETS                                                                  $  1,158,269   $ 1,082,771
                                                                                          ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current maturities of long-term notes payable                                             $     24,241   $    24,335
Unsecured Facilities                                                                            76,500            --
Unsecured senior notes, 7-3/8% due 2002, net of unamortized discount                            99,875        99,869
Notes payable                                                                                  186,218       186,402
Payables for construction                                                                       11,122        12,613
Accrued expenses and other liabilities                                                          14,474        10,580
Accrued interest payable                                                                         3,000         4,342
Resident security deposits                                                                       7,373         6,642
                                                                                          ------------   ------------
            TOTAL LIABILITIES                                                                  422,803       344,783
                                                                                          ------------   ------------

Minority interest of unitholders in subsidiary operating partnership                               700            --
Stockholders' equity

   Preferred Stock, $.01 par value; 20,000,000 shares authorized;
      4,455,000 shares of 9% Series A Cumulative Redeemable Preferred Stock
        issued and outstanding (Aggregate liquidation preference of $111,375)                       45            45
      4,300,000 shares of 8.96% Series B Cumulative Redeemable Preferred Stock
        issued and outstanding (Aggregate liquidation preference of $107,500)                       43            43

   Common Stock, $.01 par value; 80,000,000 shares authorized;
      33,531,172 and 33,391,992 shares issued and outstanding at March  31, 1997
        and December 31, 1996, respectively                                                        335           334
   Additional paid-in capital                                                                  755,812       752,159
   Deferred compensation                                                                        (4,036)       (1,699)
   Distributions in excess of accumulated earnings                                             (17,433)      (12,894)
                                                                                          ------------   ------------
            STOCKHOLDERS' EQUITY                                                               734,766       737,988
                                                                                          ------------   ------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  1,158,269   $ 1,082,771
                                                                                          ============   ============

     See accompanying notes to condensed consolidated financial statements.

                            AVALON PROPERTIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

                                                                           Three months ended
                                                                       ---------------------------
                                                                         3-31-97        3-31-96
                                                                       ------------   ------------
Revenue:
   Rental income                                                       $    37,152    $    27,593
   Management fees                                                             255            402
   Other income                                                                120            113
                                                                       ------------   ------------
            Total revenue                                                   37,527         28,108
                                                                       ------------   ------------

Expenses:
   Operating expenses                                                       13,256         10,934
   Interest expense                                                          3,717          2,583
   Depreciation and amortization                                             6,560          4,654
   General and administrative expenses                                       1,109            963
                                                                       ------------   ------------
            Total expenses                                                  24,642         19,134
                                                                       ------------   ------------

Equity in income of joint ventures                                           1,042            166
Interest income                                                                275            238
Minority interest income                                                        94            164
                                                                       ------------   ------------
Net income before extraordinary item                                        14,296          9,542
Extraordinary item                                                          (1,183)            --
                                                                       ------------   ------------
Net income                                                                  13,113          9,542
Dividends attributable to preferred stock                                   (4,914)        (1,086)
                                                                       ------------   ------------
Net income available to common stockholders                            $     8,199    $     8,456
                                                                       ============   ============


Net income per weighted average
   common share outstanding (Note 2)                                   $      0.24    $      0.28
                                                                       ============   ============


     See accompanying notes to condensed consolidated financial statements.

                            AVALON PROPERTIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)

                                                                                     Three months ended
                                                                               ---------------------------------
                                                                                  3-31-97            3-31-96
                                                                               --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                 $     13,113       $      9,542
    Adjustments to reconcile net income to
        cash provided by operating activities:
                Depreciation and amortization                                         6,560              4,654
                Equity in income of joint ventures                                      (17)               321
                Amortization of deferred compensation                                   248                 94
                Extraordinary item                                                    1,183                 --
               (Increase) decrease in resident security deposits,
                     net of related liability                                           597                (45)
                Increase in cash in escrow                                             (211)                (2)
                Increase in prepaid expenses
                      and other assets                                               (1,763)            (1,332)
                Increase (decrease) in accrued expenses, other liabilities
                     and accrued interest payable                                     2,803             (1,441)
                                                                               --------------     --------------
                     Total adjustments                                                9,400              2,249
                                                                               --------------     --------------
                     Net cash provided by operating activities                       22,513             11,791
                                                                               --------------     --------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
    Investment in joint venture                                                        (167)              (476)
    (Decrease) increase in construction payables                                     (1,491)             1,427
    Purchase and development of real estate                                         (90,775)           (76,806)
                                                                               --------------     --------------
                     Net cash used in investing activities                          (92,433)           (75,855)
                                                                               --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock, net                                                       269             46,481
    Issuance of preferred stock, net                                                     --            107,581
    Dividends paid                                                                  (17,652)           (11,362)
    Repayments of notes payable                                                        (321)            (6,269)
    Borrowings under Unsecured Facilities                                            83,000             61,500
    Repayments of Unsecured Facilities                                               (6,500)          (119,500)
    Borrowings under construction loans                                                  --                 31
    Repayments of construction loans                                                     --            (10,507)
    Payments of deferred financing costs                                                (81)              (114)
                                                                               --------------     --------------
                     Net cash provided by financing activities                       58,715             67,841
                                                                               --------------     --------------
                     Net (decrease) increase in cash                                (11,205)             3,777
Cash and cash equivalents, beginning of period                                       14,241              1,801
                                                                               --------------     --------------

Cash and cash equivalents, end of period                                       $      3,036       $      5,578
                                                                               ==============     ==============

Cash paid during period for interest, net of amount capitalized                $      4,858       $      3,677
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

                            AVALON PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                 (Dollars in thousands, except per share data)


1.       Organization of the Company and Recent Developments

                 Avalon Properties, Inc. (the "Company") is a self-administered and self-managed Real Estate Investment Trust ("REIT"), as defined under the Internal Revenue Code of 1986 (as amended) and was incorporated under the General Corporation Law of Maryland on August 24, 1993. The Company is engaged principally in the development, construction, acquisition and operation of residential apartment communities in the Northeast and Mid-Atlantic regions of the United States. Additionally, the Company provides management services for communities owned by unrelated parties.

                 On January 11, 1997, the Company acquired two apartment communities, Avalon at Ballston-Quincy and Vermont Towers, in Arlington, Virginia for a total purchase price of approximately $45,698 of which approximately $700 was paid in the form of partnership units exchangeable for shares of the Company's Common Stock (based on the market value of the Common Stock on the closing date of the acquisition). One of these luxury, high-rise apartment communities contains 222 apartment homes; the other contains 232 apartment homes.

                 The Company contracted to purchase 16 acres of land in Alexandria, Virginia for an aggregate purchase price of $10,014. On January 15, 1997, the Company purchased the first seven acres of land in Alexandria, Virginia for $4,300 and acquired the remaining tracts in April 1997 (see Note 8). Construction of a new 460 apartment home community, Avalon at Cameron Court, commenced in the second quarter of 1997.

                 On February 24, 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission covering up to $350,000 of securities. The registration statement provides for the issuance of common stock, preferred stock, debt securities and warrants to purchase common stock.

                 On March 12, 1997, the Company purchased 8.29 acres of land in Quincy, Massachusetts for $950. Construction of a new 171 apartment home community, Avalon at Faxon Park, commenced in the second quarter of 1997.

                 On March 31, 1997, the Company obtained a new unsecured credit facility (the "Unsecured Facility") for $175,000. This new facility replaced the previous $165,000 unsecured credit facility. The new three-year Unsecured Facility is provided by a consortium of six banks and is subject to an annual facility fee of $263. Borrowings under the Unsecured Facility bear an interest rate of .8% over LIBOR, except that up to $75,000 can be competitively bid at lower pricing if market conditions allow.




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

         Net Income per Common Share

                 Net income per common share for the three months ended March 31, 1997 and 1996 is based upon 33,478,709 and 30,247,503 weighted average number of shares of common stock outstanding, respectively.

         Interim Financial Statements

                 These condensed consolidated financial statements are unaudited and were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The operating results for these periods are not necessarily indicative of the operating results that may be attained for a full fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

         Recently Issued Accounting Pronouncement

                 In February 1997, the Financial Accounting Standard Board issued SFAS No. 128, "Earnings per share" ("SFAS 128"), which simplified existing computational guidelines, revised disclosure requirements and icreases the comparability of earnings per share data. The impact of adoption of SFAS 128 on the Company's financial results is not expected to be significant. This statement is effective for financial statements for periods ending after December 31, 1997 and requires restatement of all prior-period earnings per share data presented.

3.       Senior Participating Mortgage Note

                 The Company's ownership of the senior participating mortgage note related to the Town Arbor Partnership ("Avalon Arbor") has been accounted for as an investment in real estate. Minority interest represents the excess of the interest income at the pay rate on the mortgage loan over the cash flow from operations generated by the community. This excess is funded from payments drawn from an escrow account established from contributions by the minority partners. At March 31, 1997, the partnership had $2,991 of cash from these contributions available to fund interest payments. The note bears interest at 10.2%. Upon acquisition, the note was restructured to provide for a 9% pay rate. The difference between the stated interest and the pay rate is deferred interest and is added to the principal. The loan also provides for contingent interest of 50% of gross revenues, as defined, and is payable prior to any payments to the partners. No contingent interest has been paid through March 31, 1997. The note entitles the holder to a 50% net residual value of the property at maturity or upon prior disposition of the property. The note may be prepaid subject to stipulated penalties.

4.       Unsecured Facilities

                 The Company's Unsecured Facility is provided by a consortium of six banks that provides for $175,000 in short-term credit. The Unsecured Facility expires on March 31, 2000. As of March 31,

         1997, approximately $11,296 of available capacity was used to provide letters of credit and $48,500 was borrowed under the facility. Accordingly, the balance that remains available at March 31, 1997 to be drawn under the Unsecured Facility is $115,204. The Unsecured Facility bears interest based upon a LIBOR, Prime or CD rate election at the Company's option. The current pricing is LIBOR plus 80 basis points and may be adjusted higher or lower depending on the Company's senior unsecured debt ratings.

                 The Company's supplemental unsecured credit facility (the "Supplemental Unsecured Facility" and together with the Unsecured Facility, the "Unsecured Facilities") is provided by First Union National Bank in the amount of $35,000. The Supplemental Unsecured Facility expires in January 1998 and bears a current interest rate of LIBOR plus .95%. At March 31, 1997, $3,985 of available capacity was used to provide letters of credit and $28,000 was borrowed under the Supplemental Unsecured Facility. Accordingly, the balance that remains available at March 31, 1997 to be drawn under the Supplemental Unsecured Facility is $3,015. See Note 8 for subsequent event information pertaining to lower pricing and an agreement to increase the capacity, extend the expiration date and add a competitive bid option with respect to the Supplemental Unsecured Facility.

                 The weighted average effective interest rates (excluding the cost of unused line of credit fees) on borrowings under the Unsecured Facilities for the three months ended March 31, 1997 and 1996 were 6.5% and 7.1%, respectively. Including the cost of unused fees, the weighted average effective interest rates on borrowings under the Unsecured Facilities for the three months ended March 31, 1997 and 1996 were 7.0% and 8.1%, respectively.


5.       Stockholders' Equity

                 The following summarizes the changes in stockholders' equity for the three months ended March 31, 1997:

                                                                                      Distributions
                                                            Additional                in excess of
                                        Preferred  Common    paid-in      Deferred     accumulated
                                          Stock     Stock    capital    compensation    earnings      Total
                                        ---------  -------- ---------- --------------  ------------ ----------
Stockholders' equity, 12-31-96          $     88   $   334   $752,159  $      (1,699)  $   (12,894)  $737,988
Net income                                    --        --         --             --        13,113     13,113
Dividends declared                            --        --         --             --       (17,652)   (17,652)
Issuance of Restricted Common
   Stock                                      --         1      3,384             --            --      3,385
Deferred compensation,
   net of amortization                        --        --         --         (2,337)           --     (2,337)
Issuance of Common Stock                      --        --        269             --            --        269
                                        ---------  -------- ---------- --------------  ------------ ----------
Stockholders' equity, 3-31-97           $     88   $   335   $755,812  $      (4,036)  $   (17,433)  $734,766
                                        =========  ======== ========== ==============  ============ ==========

6.       Investments in Joint Ventures

                 At March 31, 1997, investments in joint ventures consist of a 50% general partnership interest in Falkland Partners, a 49% equity interest in Avalon Run, an 86.5% effective equity interest in Town Close Associates (the New Canaan Development Right) and 100% of the operating income from the anticipated Avalon Grove joint venture (a Development Community). The following is a combined summary of the financial position of these joint ventures for the periods presented:

                                            3-31-97       12-31-96
                                           ---------     ---------
Assets:
    Real estate, net                       $  96,541     $  92,835
    Other assets                               5,690         5,029
                                           ---------     ---------
Total assets                               $ 102,231     $  97,864
                                           =========     =========

Liabilities and partners' equity:
    Mortgage notes payable                 $  26,000     $  26,000
    Other liabilities                          3,565         3,786
    Partners' equity                          72,666        68,078
                                           ---------     ---------
Total liabilities and partners' equity     $ 102,231     $  97,864
                                           =========     =========


                 At March 31, 1996, the investments in joint ventures include a 50% general partnership interest in Falkland Partners, a 49% equity interest in Avalon Run and an 86.5% effective equity interest in Town Close Associates. The following is a combined summary of the operating results of these joint ventures for the periods presented:

                                   Three months ended
                                 -----------------------
                                  3-31-97       3-31-96
                                 ---------     ---------
Rental income                    $  3,373      $  2,342
Other income                           12            14
Operating expenses                 (1,128)         (987)
Mortgage interest expense            (196)         (199)
Depreciation and amortization        (571)         (408)
                                 ---------     ---------

     Net income                  $  1,490      $    762
                                 =========     =========





7.       Extraordinary Item

                 In March 1997, the unamortized deferred financing costs associated with the early retirement of the Company's $165,000 unsecured credit facility were written off.

8.       Subsequent Events

                 On April 7, 1997, pricing on the Company's Supplemental Unsecured Facility was reduced to .8% over LIBOR and, through an agreement that is subject to completion of documentation, a competitive bid option is to be added, the capacity is to be increased to $50,000 and the expiration date is to be extended to March 31, 2000.

                 On April 15, 1997, the Company purchased the remaining nine acres of land relating to the development of Avalon at Cameron Court in Alexandria, Virginia for $5,714.

                 On April 17, 1997, the Company completed a direct placement of 2,740,000 shares of its Common Stock to an institutional investor under its existing shelf registration statement at a purchase price of $27.375 per share. Net cash proceeds of approximately $73,500 were used to retire indebtedness under the Company's Unsecured Facilities.

                 On April 18, 1997, the Company purchased the remaining 1.7 acres of land relating to the Avalon Willow development in Mamaroneck, New York for $2,300. This land is adjacent to a 2.3 acre parcel purchased in December 1996 and construction of a 227 apartment home community (Avalon Willow) on the entire four acre site commenced in the first quarter of 1997.

                 On April 28, 1997, the Company completed the loan closing related to the tax-exempt financing for the Avalon Fields apartment community. The Community Development Administration of Maryland issued $12,088 of thirty-year fixed-rate bonds at an all-in rate of 7.55%. The net cash proceeds from the loan closing (approximately $11,565) were used to repay amounts outstanding under the Company's Unsecured Facilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

       Certain statements in this Form 10-Q constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The words "believe," "expect," "anticipate," "intend," "estimate," "assume" and other similar expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. In addition, information concerning construction, occupancy and completion of Development Communities and Development Rights (as hereinafter defined) and related cost and EBITDA estimates, are forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are in some cases beyond the control of the Company and may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

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

RECENT DEVELOPMENTS

         Acquisitions of Existing Communities. On January 11, 1997, the Company acquired two apartment communities, Avalon at Ballston-Quincy and Vermont Towers, in Arlington, Virginia for a total purchase price of approximately $45,698,000 of which approximately $700,000 was paid in the form of partnership units exchangeable for shares of the Company's Common Stock (based on the market value of the Common Stock on the closing date of the acquisition). One of these luxury, high-rise apartment communities contains 222 apartment homes; the other contains 232 apartment homes.

         Land Acquisitions for New Development. On January 15, 1997, the Company purchased the first seven acres of land related to the Avalon at Cameron Court community in Alexandria, Virginia for $4,300,000. The remaining nine acres were acquired on April 15, 1997 for $5,714,000. Construction of this new 460 apartment home community commenced in the second quarter of 1997.

         On March 12, 1997, the Company purchased 8.29 acres of land in Quincy, Massachusetts for $950,000. Construction of a new 171 apartment home community, Avalon at Faxon Park, commenced in the second quarter of 1997.

         On April 18, 1997, the Company purchased the remaining 1.7 acres of land relating to the Avalon Willow community in Mamaroneck, New York for $2,300,000. This land is adjacent to a 2.3 acre parcel purchased in December 1996 and construction of a 227 apartment home community (Avalon Willow) on the entire four acre site commenced in the first quarter of 1997.

         Financing Activities. On February 24, 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission covering up to $350,000,000 of securities. The registration statement provides for the issuance of common stock, preferred stock, debt securities and warrants to purchase common stock.

         On March 31, 1997, the Company obtained a new unsecured credit facility (the "Unsecured Facility") for $175,000,000. This new facility replaced the previous $165,000,000 unsecured credit facility. The new three-year Unsecured Facility is provided by a consortium of six banks and is subject to an annual facility fee of $262,500. Borrowings under the Unsecured Facility bear an interest rate of .8% over LIBOR. A competitive bid option is available for up to $75,000,000 which may result in lower pricing if market conditions allow.

         On April 7, 1997, pricing on the Company's supplemental unsecured credit facility (the "Supplemental Unsecured Facility" and together with the Unsecured Facility, the "Unsecured Facilities") was reduced to .8% over LIBOR and, through an agreement that is subject to completion of documentation, a competitive bid option is to be added, the capacity is to be increased to $50,000,000 and the expiration date is to be extended to March 31, 2000.

         On April 17, 1997, the Company completed a direct placement of 2,740,000 shares of its Common Stock to an institutional investor under its existing shelf registration statement at a purchase price of $27.375 per share. Net cash proceeds of approximately $73,500,000 were used to retire indebtedness under the Company's Unsecured Facilities.

         On April 28, 1997, the Company completed the loan closing related to the tax-exempt financing for the Avalon Fields apartment community. The Community Development Administration of Maryland issued $12,088,000 of thirty-year fixed-rate bonds at an all-in rate of 7.55%. The net cash proceeds from the loan closing (approximately $11,565,000) were used to repay amounts outstanding under the Company's Unsecured Facilities.

GENERAL

         The Company's operations consist of the development, construction, acquisition and operation of apartment communities in the Mid-Atlantic and Northeast regions of the United States. At May 5, 1997, the Company owned 45 completed and operating communities, a general partnership interest in two other communities (a 50% interest in Falkland Chase and a 49% interest in Avalon Run) and a 100% interest in a senior participating mortgage note secured by another community (Avalon Arbor) which is accounted for as an investment in real estate. The Company also has a fee simple ownership interest in 10 Development Communities. One of the 10 Development Communities is subject to an agreement to form a joint venture.

         The Company's real estate holdings consist exclusively of apartment communities in various stages of the development cycle and can be divided into three categories:

         "Current Communities" are apartment communities where construction is complete and the community has either reached stabilized occupancy or is in the initial lease-up process. A "Stabilized Community" is a Current Community that has completed its initial lease-up and has attained a physical occupancy level of 94% or has been completed for one year, whichever occurs earlier. An "Established Community" is a Current Community that has been a Stabilized Community with stabilized operating costs during the current and the beginning of the previous calendar year such that its year-to-date operating results are comparable between periods.

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

         The analysis that follows compares the operating results of the Company for the three months ended March 31, 1997 and 1996.

         Net income increased $3,571,000 (37.4%) to $13,113,000 for the three months ended March 31, 1997 compared to $9,542,000 for the comparable period of the preceding year. The primary reasons for this increase are additional operating income from communities developed or acquired during 1997 and 1996, as well as growth in operating income from existing communities.

         Rental income increased $9,559,000 (34.6%) to $37,152,000 for the three months ended March 31, 1997 compared to $27,593,000 for the comparable period of the preceding year. Of the increase for the three month period, $8,779,000 was due to newly completed or acquired communities and $780,000 was due to rental rate growth from Established Communities that were owned or completed throughout the period.

         Overall Portfolio - The $9,559,000 increase in rental income for the three month period is primarily due to increases in the weighted average number of occupied apartment homes as well as an increase in the weighted average monthly rental income per occupied apartment home. The weighted average number of occupied apartment homes increased from 10,231 apartment homes for the three months ended March 31, 1996 to 12,045 apartment homes for the three months ended March 31, 1997 as a result of the development and acquisition of new communities. For the three months ended March 31, 1997, the weighted average monthly revenue per occupied apartment home increased $35 (4.0%) to $911 compared to $876 for the comparable period of the preceding year.

         Established Communities - For the three months ended March 31, 1997, the weighted average monthly revenue per occupied apartment home increased $29 (3.3%) to $901 compared to $872 for the comparable period of the preceding year. The average economic occupancy decreased to 95.5% compared to 95.6% for the comparable period of the preceding year. Accordingly, rental revenue from Established Communities increased $780,000 (3.2%) for the three month period ended March 31, 1997, compared to the comparable period of the preceding year.

         Management fees decreased $147,000 (36.6%) to $255,000 for the three months ended March 31, 1997 compared to $402,000 for the comparable period of the preceding year. The decrease for the three month period is due to a decline in the number of apartment homes managed for third-party owners in the first quarter of 1997. This decline is due to the sale and the cancellation of management contracts of some third-party communities in 1996 as well as the acquisition of one Current Community in the second quarter of 1996 that was managed by the Company for third-party owners prior to its acquisition. Management has decided not to aggressively pursue new fee management business at this time. New fee management business will be accepted in cases where it is profitable and where it presents a possible acquisition opportunity. This creates a very selective environment under which new fee management business will be added, and which the Company anticipates will likely result in an overall decline in this revenue source in the future.

         Operating expenses increased $2,322,000 (21.2%) to $13,256,000 for the three months ended March 31, 1997 compared to $10,934,000 for the comparable period of the preceding year.

         Overall Portfolio - The $2,322,000 increase for the three month period is primarily due to the acquisition of new communities, as well as the completion of Development Communities whereby maintenance, property taxes, insurance and other costs are expensed as communities move from the initial construction and lease-up phase to the operating phase.

         Established Communities - Operating expenses decreased $40,000 (.5%) to $8,220,000 for the three months ended March 31, 1997 compared to $8,260,000 for the comparable period of the preceding year. The decrease was concentrated in the maintenance and utilities categories as a result of the mild weather conditions throughout the Northeast and Mid-Atlantic regions during the first quarter of 1997, as compared to the severe winter weather experienced during the first quarter of 1996. This decrease was offset by increases in marketing and property taxes.

         Interest expense increased $1,134,000 (43.9%) to $3,717,000 for the three months ended March 31, 1997 compared to $2,583,000 for the comparable period of the preceding year. This increase is primarily attributable to higher outstanding balances under the Company's Unsecured Facilities in the first quarter of 1997 compared to the first quarter of 1996. In addition, the Company assumed approximately $29,900,000 of conventional debt resulting from the acquisitions of two communities in 1996. This increase was offset by lower interest and credit enhancement costs in connection with the completion of the tax-exempt, credit enhancement facility with the Federal National Mortgage Association ("Fannie Mae") in the third quarter of 1996 and lower pricing under the Unsecured Facilities.

         Depreciation and amortization increased $1,906,000 (41.0%) to $6,560,000 for the three months ended March 31, 1997 compared to $4,654,000 for the comparable period of the preceding year. This increase reflects additional depreciation expense for recently acquired and developed communities, offset by lower amortization expense due to the completion of the new credit enhancement facility with Fannie Mae.

         General and administrative expenses increased $146,000 (15.2%) to $1,109,000 for the three months ended March 31, 1997 compared to $963,000 for the comparable period of the preceding year. This increase is primarily due to higher telecommunication costs and staff additions related to the implementation of the company-wide systems enhancement program, as well as higher compensation expense under the restricted stock grant program. General and administrative expenses as a percentage of total revenue, however, decreased .4% to 3.0% for the three months ended March 31, 1997 compared the same period a year ago.

         Equity in income of joint ventures increased $876,000 to $1,042,000 for the three months ended March 31, 1997 compared to $166,000 for the comparable period of the preceding year. This increase is principally the result of the non-recurring income from the anticipated Avalon Grove joint venture in which the Company is allocated 100% of the lease-up period income.

         Interest income increased $37,000 (15.5%) to $275,000 for the three months ended March 31, 1997 compared to $238,000 for the comparable period of the preceding year. The increase is primarily due to higher average escrowed cash balances in the first quarter of 1997 compared to the first quarter of 1996.

         Extraordinary item totaled $1,183,000 for the three months ended March 31, 1997 and reflects the write-off of unamortized deferred financing costs associated with the early retirement of the $165 million unsecured credit facility.

FUNDS FROM OPERATIONS

         Management generally considers Funds from Operations ("FFO") to be an appropriate measure of the operating performance of the Company. The Company believes that in order to facilitate a clear understanding of the operating results of the Company, Funds from Operations should be examined in conjunction with net income as presented in the condensed consolidated financial statements included elsewhere in this report. Funds from Operations is determined in accordance with a resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), and is defined as net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sale of property, plus depreciation of real estate assets and after adjustments for unconsolidated partnerships and joint ventures.

  ANALYSIS OF FUNDS FROM OPERATIONS ($ in 000's)

                                                              Three months ended
                                                           ---------------------------
                                                              3-31-97         3-31-96
                                                           ------------    -----------
  NET INCOME                                               $    13,113     $     9,542

     Depreciation (real estate related)                          6,138           4,038
     Joint venture adjustment                                       81              79
     Extraordinary item                                          1,183              --
     Preferred stock dividends                                  (4,914)         (1,086)
                                                           ------------    -----------
  FUNDS FROM OPERATIONS                                    $    15,601     $    12,573
                                                           ============    ===========

  WEIGHTED AVERAGE SHARES OUTSTANDING                       33,478,709      30,247,503
                                                           ============    ===========

  OTHER CAPITALIZED EXPENDITURES AND OTHER INFORMATION
     Capital expenditures:
         Community level (1)                               $       439     $       353
         Corporate level (2)                               $       263     $       510
     Loan principal amortization payments                  $       321     $       124
     Capitalized deferred financing costs (3)              $        81     $       114




---------------------
  Footnotes to Analysis of Funds from Operations

(1) The Company expenses all recurring non-revenue generating community expenditures, including carpet and appliance replacements. See "Capitalization of Fixed Assets and Community Improvements."

(2) Represents the cost of new office equipment and computer costs related to the implementation of a company-wide systems enhancement plan.

(3) Substantially all of the deferred financing costs incurred for the three months ended March 31, 1997 relate to the costs incurred on the closing of the Avalon Fields tax-exempt bonds.

CAPITALIZATION OF FIXED ASSETS AND COMMUNITY IMPROVEMENTS

         The Company maintains a policy with respect to capital expenditures that generally provides that only non-recurring expenditures are capitalized. Improvements and upgrades are capitalized only if the item exceeds $15,000, extends the useful life of the asset and is not related to making an apartment home ready for the next resident. Under this policy, virtually all capitalized costs are non-recurring, as recurring make ready costs are expensed as incurred, including costs of carpet and appliance replacements, floor coverings, interior painting and other redecorating costs. Purchases of personal property (such as computers and furniture) are capitalized only if the item is a new addition (i.e., not a replacement) and only if the item exceeds $2,500. The application of these policies for the three months ended March 31, 1997 resulted in capitalized expenditures for Stabilized Communities of approximately $39 per apartment home. For the three months ended March 31, 1997, the Company charged to maintenance expense, including carpet and appliance replacements, a total of approximately $2,405,000 for Stabilized Communities or $212 per apartment home. Management anticipates that capitalized costs per apartment home will gradually rise as the Company's portfolio of communities matures. The table on the following page is a summary of expenditures for both recurring maintenance costs (expensed) and community upgrades (capitalized) for the three months ended March 31, 1997.

 EXPENDITURES FOR COMMUNITY AND CORPORATE UPGRADES (CAPITALIZED) AND COMMUNITY
                            MAINTENANCE (EXPENSED)
                  (Dollars in thousands, except per home data)

                                                                                         Q1 1997                     Q1 1997
                                                                                  Capitalized Upgrades        Maintenance Expensed
                                         Number     Balance at    Balance at    ------------------------    -----------------------
              Community                 of Homes   12/31/96 (1)  03/31/97 (1)      Total      Per Home        Total       Per Home
--------------------------------       ----------  -------------  -------------  ----------  -----------    ----------   ----------
STABILIZED
----------
Avalon Watch                                 512   $    28,340    $   28,351     $       11   $       21    $       91   $   178
Avalon Pavilions                             932        56,523        56,533             10           11           133       143
Avalon Glen                                  238        30,077        30,077             --           --            62       261
Avalon Walk I                                430        34,505        34,505             --           --            67       156
Avalon Walk II                               334        23,597        23,597             --           --            62       186
Avalon View                                  288        17,773        17,773             --           --            95       330
Avalon Park                                  372        19,717        19,722              5           13            96       258
Avalon at Ballston - Washington Towers       344        36,797        36,884             87          253            65       189
Avalon Farm                                  306        17,332        17,345             13           42            71       232
Avalon at Gayton                             328         9,830         9,842             12           37            60       183
Avalon at Hampton I                          186         3,702         3,706              4           22            46       247
Avalon at Hampton II                         231         8,144         8,180             36          156            52       225
Avalon at Dulles                             236        11,599        11,607              8           34            57       242
Avalon Knoll                                 300         7,905         7,911              6           20            80       267
Avalon Lea                                   296        16,101        16,101             --           --            62       209
Avalon at Fairway Hills I                    192         9,368         9,369              1            5            39       203
Avalon Ridge                                 432        25,030        25,048             18           42            87       201
Avalon at Symphony Glen                      174         8,079         8,079             --           --            43       247
Avalon at Park Center                        492        37,337        37,339              2            4            96       195
4100 Mass. Avenue                            308        34,879        34,879             --           --            85       276
Avalon Woods                                 268         8,235         8,265             30          112            34       127
Avalon at Carter Lake                        259        11,502        11,502             --           --            73       282
Avalon Pointe                                140         7,748         7,757              9           64            34       243
Avalon Landing                               158         9,261         9,278             17          108            46       291
Avalon Birches                               312        13,419        13,419             --           --            54       173
Avalon at Lake Arbor                         209        11,900        11,902              2           10            47       225
Avalon at Decoverly                          368        30,978        30,979              1            3            66       179
Avalon Summit                                245        16,152        16,246             94          384            54       220
Avalon Towers                                109        15,826        15,826             --           --            44       404
Longwood Towers                              250        16,620        16,623              3           12           100       400
Avalon Fields                                192        14,262        14,262             --           --            33       172
Avalon West                                  120        10,624        10,655             31          258            27       225
Avalon Chase                                 360        23,615        23,618              3            8            93       258
Avalon Pines                                 174         8,578         8,578             --           --            24       138
Avalon at Fairway Hills II                   527        33,807        33,823             16           30           102       194
Avalon at Boulders                           284        16,038        16,039              1            4            58       204
AutumnWoods                                  420        30,474        30,493             19           45            67       160
                                       ----------  -------------  -------------  ----------  -----------   -----------    ---------
                                          11,326       715,674       716,113            439           39         2,405       212
                                       ----------  -------------  -------------  ----------  -----------   -----------    ---------

NEWLY ACQUIRED/DEVELOPED
------------------------
Avalon Run East                              206        16,002        16,041             39          189            21       102
Avalon Station                               223        11,838        11,936             98          439            40       179
Avalon Cove                                  504        85,831        88,598          2,767        5,490            19        38
Avalon Crossing                              132        13,387        13,638            251        1,902            27       205
Avalon at Ballston - Vermont/Quincy (2)      454            --        46,700         46,700      102,863            81       178
                                       ----------  -------------  -------------  ----------  -----------   -----------   ----------
                                           1,519       127,058       176,913         49,855       N/A              188       124
                                       ----------  -------------  -------------  ----------  -----------   -----------   ----------

NEW DEVELOPMENTS                           3,464       174,188       212,699         38,510       11,117            29       N/A
----------------
OTHER
Avalon at Lexington                          198        14,117        14,325            208 (3)    1,051            45       227
Longwood Towers - Renovation                  --         6,829         8,860          2,031 (4)       --            --        --
Avalon Green                                 105        12,294        12,368             74          705            44       419
Avalon Arbor (5)                             302        27,822        27,970            148          490            87       288
Corporate Level Expenditures                  --         3,924         4,187            263           --            --        --

                                       ----------  -------------  -------------  ----------  -----------    ----------   ----------
Grand Total                               16,914(6) $1,081,906    $1,173,434     $   91,528          N/A    $    2,798       N/A
                                       ==========  =============  =============  ==========  ===========    ==========   ==========

------------------
(1) Costs are presented in accordance with generally accepted accounting principles ("GAAP") and exclude the step-up in basis attributed to continuing investors.

(2) Acquired in 1997.

(3) Payment of contingent land cost to land seller based on operating results. This is the complete and final contingent payment due under the land purchase agreement.

(4) Represents renovation costs incurred.

(5) Ownership through ownership of the Avalon Arbor mortgage note. See Note 3 to the unaudited condensed consolidated financial statements. Increases in capitalized value relate primarily to accrued interest and do not reflect capitalized community upgrades.

(6) Excludes Falkland Chase and Avalon Run, 876 apartment homes owned by joint ventures in which the Company holds a 50% interest and 49% interest, respectively.

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

         Cash and cash equivalents decreased from $5,578,000 at March 31, 1996 to $3,036,000 at March 31, 1997 due to an increase in the cash used by investing activities (mainly attributable to an increase in the number of newly developed and acquired communities). Such increase funded by cash on hand and increased operating cash flow and not by a corresponding increase in financing activities.

                 Net cash provided by operating activities increased by $10,722,000 from $11,791,000 to $22,513,000 primarily due to an increase in operating income from newly developed and acquired communities and Established Communities.

                 Cash used in investing activities increased by $16,578,000 from $75,855,000 to $92,433,000 primarily due to an increase in the number of apartment homes under development from an average of 2,900 in the first quarter of 1996 to 3,400 in 1997.

                 Net cash provided by financing activities decreased by $9,126,000 from $67,841,000 to $58,715,000 primarily due to the net proceeds received from the sale of 2,227,000 shares of the Company's Common Stock and the sale of 4,455,000 shares of the Company's Series A cumulative redeemable Preferred Stock in the first quarter of 1996 and an increase in dividends paid in the first quarter of 1997, offset by increased borrowings under Unsecured Facilities.

         The Company regularly reviews short-term liquidity needs and the adequacy of Funds from Operations and other expected liquidity sources to meet these needs. The Company's primary short-term liquidity needs are to fund normal recurring operating expenses, debt service payments and the minimum dividend payment required to maintain the Company's REIT qualification under the Internal Revenue Code. Management anticipates that these needs will be fully funded from cash flows provided by operating activities. Normal recurring expenditures for maintenance and repairs (including carpet and appliance replacements) are funded from the operating cash flows of Stabilized Communities and are expensed as incurred. Major upgrades or community improvements are capitalized and depreciated over the expected economic useful life of the item only if the expenditure exceeds $15,000 per occurrence and only if the expenditure extends the economic useful life of the community. Purchases of personal property (such as computers and furniture) are capitalized only if the item is a new addition (i.e., not a replacement) and only if the item exceeds $2,500. The application of these policies for the three month period ended March 31, 1997 resulted in capitalized expenditures for Stabilized Communities of $39 per apartment home.

         Permanent mortgage indebtedness will require balloon payments coming due over the years 1997 to 2002, including $24,241,000 in 1997 and $100,000,000 in 2002. Additionally, an aggregate of $44,655,000 principal amount of bonds will require remarketing or have credit enhancements that will mature in the fourth quarter of 1997. Certain of these payments may be accelerated upon the termination of credit enhancements if such credit enhancements are not renewed or replaced. The Company believes that it will be able to successfully remarket these bonds and obtain renewal or replacement credit enhancements. Since Management anticipates that only a small portion of the principal of such indebtedness will be repaid prior to maturity and the Company may not have funds on hand sufficient to repay such indebtedness, it may be necessary for the Company to refinance this debt. Such refinancing could be accomplished through additional debt financing, which may be collateralized by mortgages on individual communities or groups of communities, by uncollateralized private or public debt offerings or by additional equity offerings. There can be no assurance that such additional debt financing or debt offerings will be available on terms satisfactory to the Company.

         Capital Resources. To sustain the Company's active development and acquisitions program, continuous access to the capital markets is required. Management intends to match the long-term nature of its real estate assets with long-term cost effective capital. The Company has demonstrated regular and continuous access to the capital markets since its initial public offering, raising approximately $717.8 million and over $431 million in the last 15 months. Management follows a focused strategy to help ensure uninterrupted access to capital. This strategy includes:

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

4. Maintain a conservative capital structure largely comprised of equity and with modest, cost-effective leverage. Secured debt will generally be avoided and used primarily to secure low cost, tax-exempt debt. Such a structure should promote an environment for ratings upgrades that can lead to a lower cost of capital;

5.  Timely, accurate and detailed disclosures to the investment community;

6. Conservative accounting practices that provide a high level of quality to reported earnings.

         Management believes that these strategies provide a disciplined approach to capital access that is expected to ensure that capital resources are available to fund portfolio growth.

         The following is a discussion of specific capital transactions, arrangements and agreements that are important to the capital resources of the Company.

Unsecured Facilities

         The Company's new three-year term Unsecured Facility (see "Financing Commitments/Transactions Completed") is provided by a consortium of six banks that provides for $175,000,000 in short-term credit. At March 31, 1997, $48,500,000 was borrowed, $11,296,000 was used to provide letters of credit and $115,204,000 was available for borrowing under the Unsecured Facility. The Company will use borrowings under the Unsecured Facility for capital expenditures, acquisitions of developed or undeveloped communities, construction, development and renovation costs, credit enhancement for tax-exempt bonds and for working capital purposes.

         The Company's Supplemental Unsecured Facility is provided by First Union National Bank in the amount of $35,000,000. The Supplemental Unsecured Facility expires in January 1998 and bears an interest rate of LIBOR plus .95%. At March 31, 1997, $3,985,000 of available capacity was used to provide letters of credit, and $28,000,000 was borrowed under the Supplemental Unsecured Facility. Accordingly, the balance that remains available at March 31, 1997 to be drawn under the Supplemental Unsecured Facility is $3,015,000. See Financing Commitments below for modifications to the Supplemental Credit Facility.

Interest Rate Protection Agreements

         The Company is not a party to any long-term interest rate agreements. The Company intends, however, to evaluate the need for long-term interest rate protection agreements as interest rate market conditions dictate and has engaged a consultant to assist in managing the Company's interest rate risks and exposure.

Financing Commitments/Transactions Completed

         On March 31, 1997, the Company obtained a new unsecured credit facility for $175,000,000. This new facility replaced the previous $165,000,000 unsecured credit facility. The new three-year Unsecured Facility is provided by a consortium of six banks and is subject to an annual facility fee of $262,500. Borrowings under the new facility bear an interest rate of .8% over LIBOR. A competitive bid option is available for up to $75 million which may result in lower pricing if market conditions allow.

         On April 7, 1997, pricing on the Company's Supplemental Unsecured Facility was reduced to .8% over LIBOR and, through an agreement that is subject to completion of documentation, a competitive bid option is to be added, the capacity is to be increased to $50 million and the expiration date is to be extended to March 31, 2000.

         On April 17, 1997, the Company completed a direct placement of 2,740,000 shares of its Common Stock to an institutional investor under its existing shelf registration statement at a purchase price of $27.375 per share. Net cash proceeds of approximately $73,500,000 were used to retire indebtedness under the Company's Unsecured Facilities.

         On April 28, 1997, the Company completed the loan closing related to the tax-exempt financing on the Avalon Fields community. The Community Development Administration of Maryland has issued approximately $12.1 million of thirty-year fixed-rate bonds at an all-in rate of 7.55%. The net cash proceeds from the loan closing (approximately $11.6 million) were used to repay amounts outstanding under the Company's Unsecured Facilities.

Registration Statements Filed in Connection with Financings

         On February 24, 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission covering up to $350,000,000 of securities. The registration statement provides for the issuance of common stock, preferred stock, debt securities and warrants to purchase common stock.

Future Financing Needs

         Substantially all of the capital expenditures to complete the communities currently under construction will be funded from the Unsecured Facilities and/or issuance of debt or equity securities. Except for Longwood Towers, the Company has no present plans for any major capital improvements to any of the Current Communities. The renovation of Longwood Towers is being funded by advances under the Unsecured Facilities, operating cash flow or other financing sources over the next two to three years. Management expects to continue to fund deferred development costs related to future developments from Funds from Operations and advances under the Unsecured Facilities. The Company believes that these sources of capital are adequate to take each of the proposed communities to the point in the development cycle where construction can commence.

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

         The table on the following page summarizes debt maturities for the next five years (excluding the Unsecured Facilities):

                            AVALON PROPERTIES, INC.
                             DEBT MATURITY SCHEDULE
                             (Dollars in thousands)


                                                       Balance Outstanding at                  Total Maturities
                                                       ----------------------  ---------------------------------------------------
                                  All-in     Maturity                          Balance
      Community                Interest Rate   date      12/31/96  03/31/97    of 1987   1998    1999    2000    2001  Thereafter
---------------------------    ------------- ---------  ---------  --------   --------- ------- -------  -----  ----- ------------
Tax-Exempt Bonds:

    Fixed Rate

  * Avalon Lea
      (Custodial Receipts)(1)       5.71%      Nov-07   $ 16,782   $ 16,798   $     --  $    -- $    --  $   --  $   --  $  16,798
  * Avalon Ridge
      (Custodial Receipts)(1)       5.69%      Nov-07     26,724     26,751         --       --      --      --      --     26,751
  * Avalon at Dulles                7.04%      Jul-24     12,360     12,360         --       --      --      --      --     12,360
  * Avalon at Hampton II            7.04%      Jul-24     11,550     11,550         --       --      --      --      --     11,550
  * Avalon at Symphony Glen         7.06%      Jul-24      9,780      9,780         --       --      --      --      --      9,780
  * Avalon View                     7.55%      Aug-24     19,487     19,451        137      230     290     330     350     18,114
  * Avalon at Lexington             6.56%      Feb-25     15,284     15,232        161      226     240     255     271     14,079
  * Avalon Knoll                    6.95%      Jun-26     14,070     14,033        115      163     175     187     200     13,193
  * Avalon Landing                  6.85%      Jun-26      6,969      6,950         58       83      89      95     101      6,524
  * Avalon West                     7.73%      Dec-36      8,771      8,760         32       46      50      53      57      8,522
                                                        --------   --------   --------  ------- -------  ------  ------  ---------
                                                         141,777    141,665        503      748     844     920     979    137,671
    Variable Rate

  * Avalon at Fairway Hills I                  Jun-26     11,500     11,500         --       --      --      --      --     11,500
  * Avalon at Hampton I                        Jun-26      8,060      8,060         --       --      --      --      --      8,060
  * Avalon Pointe                              Jun-26      6,387      6,387         --       --      --      --      --      6,387
                                                        --------   --------   --------  ------- -------  ------  ------  ---------
                                                          25,947     25,947         --       --      --      --      --     25,947
Conventional Loans:

    Fixed Rate

  * AutumnWoods                     9.25%      Nov-97     24,335     24,241     24,241       --      --      --      --         --
    Unsecured Senior Notes         7.375%      Sep-02     99,869     99,875         --       --      --      --      --     99,875
  * Avalon Pines                    8.00%      Dec-03      5,529      5,506         72      103     112     121     131      4,967
  * Avalon Walk II                  8.93%      Nov-04     13,149     13,100        136      202     221     241     264     12,036
                                                        --------   --------   --------  ------- -------  ------  ------  ---------
                                                         142,882    142,722     24,449      305     333     362     395    116,878
    Variable Rate-None                                        --         --         --       --      --      --      --         --
                                                        --------   --------   --------  ------- -------  ------  ------  ---------
Total notes payable -
   excluding Unsecured Facilities                       $310,606   $310,334   $ 24,952  $ 1,053 $ 1,177  $1,282  $1,374  $ 280,496
                                                        ========   ========   ========  ======= =======  ======  ======  =========


(1) Subject to remarketing November 1, 1997.

  * Indicates loan is collateralized.

BUSINESS CONDITIONS; INFLATION

         The Company's principal markets are characterized by high barriers to entry and restrictive zoning and it often takes years to obtain entitlements to build an apartment community. For this reason, little new rental product has been added in recent years. For the markets north of Maryland, Management is not aware of any significant level of planned apartment construction starts. For the Washington, D.C. metropolitan area, permitting activity has increased, with 8,000 apartment homes in planning for delivery over the next 36-month period. Estimated absorption during this period totals 9,000 apartment homes, which would create a supply-demand balance that would be favorable for owners of multifamily apartment communities.

         At March 31, 1997, Management had positioned the Company's portfolio of Established Communities, excluding communities owned by joint ventures, to a physical occupancy level of 96.9% and achieved an average economic occupancy of 95.5% for the three months ended March 31, 1997. Average economic occupancy for the portfolio for the three months ended March 31, 1996 was 95.6%. This continued high occupancy was achieved through aggressive marketing efforts combined with limited and targeted pricing adjustments. This positioning has resulted in overall growth in rental revenue from Established Communities between periods. It is Management's strategy to maximize total rental revenue through management of rental rates and occupancy levels. If market and economic conditions change, Management may adopt a strategy of maximizing rental rates, which could lead to lower occupancy levels, if Management believes that this strategy will maximize rental revenue. Given the currently high occupancy level of the portfolio, Management anticipates that, for the foreseeable future, any rental revenue and net income gains from currently owned and Established Communities would be achieved primarily through higher rental rates and enhanced operating cost leverage provided by high occupancy, rather than through continued occupancy gains.

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

DEVELOPMENT COMMUNITIES

         At May 5, 1997, 10 Development Communities were under construction. The total capitalized cost of these Development Communities, when completed, is currently expected to be approximately $368.9 million. The Company intends to periodically update the projections in the table on the following page to the extent Management believes there may be or has been a material change in these projections on an aggregate basis. There can be no assurance that the Company will complete the Development Communities, that the Company's budgeted costs, leasing, start dates, completion dates, occupancy or estimates of "EBITDA as % of Total Budgeted Cost" will be realized or that future developments will realize comparable returns.

         In accordance with GAAP, the Company capitalizes interest expense during construction until each building obtains a certificate of occupancy, thereafter, interest for each completed building is expensed. Capitalized interest for the three months ended March 31, 1997 and 1996 totaled $2,511,000 and $2,971,000, respectively.

         The following page presents a summary of Development Communities:

                        DEVELOPMENT COMMUNITIES SUMMARY

                             NUMBER OF   BUDGETED                              ESTIMATED     ESTIMATED      EBITDA AS %
                             APARTMENT     COST       CONSTRUCTION  INITIAL   COMPLETION   STABILIZATION      OF TOTAL
                               HOMES    ($ MILLIONS)     START     OCCUPANCY     DATE        DATE (1)     BUDGETED COST (2)
                             --------  -------------  -----------  ---------   ---------   ------------   -----------------
Conventionally Financed
------------------------

Avalon Gates
Trumbull, CT                       340  $     35.0      Q3 1994     Q2 1996     Q3 1997       Q4 1997                 9.6%

Avalon Grove (3)
Stamford, CT                       402        52.0      Q1 1995     Q3 1996     Q2 1997       Q3 1997                12.0%

Avalon Commons
Smithtown, NY                      312        30.6      Q1 1996     Q1 1997     Q3 1997       Q4 1997                11.1%

Avalon Crescent
Tysons Corner, VA                  558        57.2      Q1 1996     Q4 1996     Q4 1997       Q1 1998                10.7%

Avalon Gardens
Nanuet, NY                         504        53.1      Q3 1996     Q3 1997     Q4 1998       Q1 1999                10.1%

Avalon Court
Melville, NY                       154        17.8      Q4 1996     Q2 1997     Q1 1998       Q2 1998                10.5%

Avalon at Fair Lakes
Fairfax, VA                        234        23.2      Q1 1997     Q1 1998     Q3 1998       Q4 1998                10.0%

Avalon at Faxon Park
Quincy, MA                         171        15.8      Q2 1997     Q1 1998     Q3 1998       Q1 1999                11.0%

Avalon Willow
Mamaroneck, NY                     227        39.5      Q1 1997     Q3 1998     Q4 1998       Q2 1999                 9.7%

Avalon at Cameron Court
Alexandria, VA                     460        44.7      Q2 1997     Q1 1998     Q4 1998       Q1 1999                10.2%
                             ---------  -----------                                                        ----------------
                                 3,362  $    368.9                                                                   10.5%
                             =========  ===========                                                        ================

-------------
(1) Stabilized occupancy is defined as the first full quarter of 94% or greater occupancy.

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

DEVELOPMENT RIGHTS

         The Company is considering the development of 17 new apartment communities. The status of these Development Rights range from land owned or under contract for which design and architectural planning has just commenced to land under contract or owned by the Company with completed site plans and drawings where construction can commence almost immediately. There can be no assurance that the Company will succeed in obtaining zoning and other necessary governmental approvals or the financing required to develop these communities, or that the Company will decide to develop any particular community. Further, there can be no assurance that construction of any particular community will be undertaken or, if undertaken, will begin at the expected times assumed in the financial projections or be completed at the total budgeted cost. Although there is no assurance that all or any of these communities will proceed to development, the successful completion of all of these communities would ultimately add approximately 4,865 institutional-quality apartment homes to the Company's portfolio. At March 31, 1997, the cumulative capitalized costs incurred in pursuit of the 17 Development Rights were approximately $12.2 million, including the capitalized cost of $6.6 million related to the purchase of land in New Canaan, Connecticut. Many of these apartment homes will offer features like those offered by the communities currently owned by the Company. The 17 Development Rights that the Company is currently pursuing are summarized below.


                          DEVELOPMENT RIGHTS SUMMARY

                                                          TOTAL
                                    ESTIMATED            BUDGETED
                                    NUMBER OF              COST
          LOCATION                    HOMES            ($ MILLIONS)
      ---------------------     -------------------   ---------------
 1.  Freehold, NJ                       452                $37.3
 2.  New Canaan, CT (1)                 104                 24.4
 3.  Greenburgh - II, NY                500                 71.5
 4.  Greenburgh - III, NY               294                 38.1
 5.  Darien, CT                         172                 21.0
 6.  Fort Lee, NJ                       351                 53.3
 7.  Peabody, MA                        434                 35.9
 8.  Hull, MA                           206                 18.0
 9.  Jersey City - II, NJ               245                 40.7
10.  New Rochelle, NY                   363                 55.2
11.  Melville - II, NY                  350                 37.0
12.  Wilmington, MA                     204                 19.9
13.  Gaithersburg - II, MD               96                  9.0
14.  Bronxville, NY (1)                 110                 19.3
15.  Parsippany, NJ                     460                 60.8
16.  Danbury, CT                        268                 24.4
17.  Yonkers, NY                        256                 31.2
                                -------------------   ---------------
     Total                            4,865               $597.0
                                ===================   ===============

(1) Currently anticipated that the land seller will retain a minority limited partnership interest.

PART II          OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In March 1996, Procida Construction Corporation, the original contractor selected to build Avalon Cove, notified the Company that it was not able to complete the contract within the guaranteed maximum price and subsequently defaulted on its contractual obligations. In April 1996, the Company filed a demand for arbitration with the American Arbitration Association in New York against Procida Construction Corporation to recover any excess over the original guaranteed maximum price contract and instituted suit in the U.S. District Court to compel arbitration. Procida Construction has since filed Chapter 11 Bankruptcy, and consequently no assurance can be provided that collection efforts will be successful. Procida Construction has an unspecified claim against Avalon Properties, Inc. arising out of its termination. Management believes this claim is without merit. However, should Procida Construction prevail, Management believes that the cost of this claim would not have a material adverse impact on the financial condition or results of operations of the Company.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         On April 17, 1997, the Company completed a direct placement of 2,740,000 shares of its Common Stock to an institutional investor under its existing shelf registration statement at a purchase price of $27.375 per share. Net cash proceeds of approximately $73,500,000 were used to retire indebtedness under the Company's revolving unsecured credit facilities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibit No.          Description

             10.13 Amended and Restated Revolving Credit Agreement dated as of March 31, 1997

             27.1                 Financial Data Schedule

         b) No reports of Form 8-K have been filed by the Company for the period covered by this report.

                                   SIGNATURES





         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              AVALON PROPERTIES, INC.


 Date:  May 14, 1997          By       /s/  RICHARD L. MICHAUX
                                  ---------------------------------------------
                              Richard L. Michaux, Chairman of the Board,
                              Chief Executive Officer and
                              Director (Principal Executive Officer)




 Date:  May 14, 1997          By       /s/  THOMAS J. SARGEANT
                                  ---------------------------------------------
                              Thomas J. Sargeant, Chief Financial Officer,
                              Treasurer and Secretary
                              (Principal Financial and Accounting Officer)