Form 10-K/A
period 1996-12-31
AVALON PROPERTIES INC
filed 1997-08-07
CIK 911536

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-K/A
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                 OF 1934

For the fiscal year ended    December 31, 1996
                          ---------------------

Commission file number           1-12452
                         --------------------

                          AVALON PROPERTIES, INC.
-----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

         Maryland                                   06-1379111
--------------------------------        -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

   15 River Road, Wilton CT                              06897
- -------------------------------------        ---------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code     203-761-6500
                                                    ----------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
      Title of each class                            which registered
- --------------------------                   -------------------------------
Common Stock, $.01 par value                        New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None
                                                            -----------
                                                            (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ----

The aggregate market value of voting stock of the registrant held by nonaffiliates of the registrant was approximately $943,979,517 as of March 14, 1997.

The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of March 14, 1997 was 33,528,672.

                    DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on May 6, 1997 are incorporated by reference herein as portions of Part III of this Form 10-K.

                Part III


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


PRINCIPAL AND MANAGEMENT STOCKHOLDERS

  The following table presents certain information as to directors and executive officers of the Company on March 15, 1997, based on representations of officers and directors of the Company. All such information was provided by the stockholders listed and reflects their beneficial ownership as of March 15, 1997, unless otherwise noted.

                                                 NO. OF SHARES
                                                 BENEFICIALLY          PERCENT
    NAME                                           OWNED(1)            OF CLASS
    ----                                         -------------         --------
Richard L. Michaux..............................     684,964(2)(3)(5)    2.0%
Charles H. Berman...............................     499,713(2)(3)(6)    1.5%
Michael A. Futterman............................      40,500(4)(7)         *
Christopher B. Leinberger.......................      33,100(4)            *
Richard W. Miller...............................       2,000               *
Allan D. Schuster...............................      35,500(4)            *
Robert H. Slater................................     162,637(2)(3)(8)      *
Bryce Blair.....................................     141,396(2)(3)         *
Thomas J. Sargeant..............................      73,850(2)(3)(9)      *
Jeffrey B. Albert...............................      85,711(2)(3)         *
Samuel B. Fuller................................      75,681(2)(3)         *
Timothy J. Naughton.............................      68,331(2)(3)         *
Leo S. Horey....................................      29,362(2)(3)         *
Alexander C. Twining............................       6,725(2)(3)         *
Gwyneth J. Cote.................................      28,612(2)(3)         *
Jeffrey M. Roblyer..............................      10,475(2)(3)(10)     *
Lili F. Dunn....................................      15,567(3)            *
Stephen H. Dalton...............................           0               *
All directors and executive officers as a group
 (18 persons)...................................   1,994,124             5.8%

- --------
  * Less than one percent.

 (1) Except as otherwise noted, each individual in the table above has sole voting and investment power over the shares listed. Includes shares subject to stock options presently exercisable or exercisable within 60 days as follows: Mr. Michaux, 150,000; Mr. Berman, 150,000; Mr. Futterman, 28,000; Mr. Leinberger, 28,000; Mr. Schuster, 28,000; Mr. Blair, 65,000; Mr. Slater, 65,000; Mr. Sargeant, 45,000; Mr. Albert, 40,000; Mr. Fuller, 40,000; Mr. Naughton, 35,000; Mr. Horey, 15,000; Ms.
     Cote, 15,000; Mr. Roblyer, 6,000; Ms. Dunn, 11,667; and all executive officers as a group, 637,667.

 (2) Includes shares of restricted Common Stock that vested twenty percent (20%) on February 3, 1996 and 1997 and will vest twenty percent (20%) on each of the next three anniversaries of such date as follows: Mr. Michaux, 21,250; Mr. Berman, 21,250; Mr. Blair, 11,050; Mr. Slater, 11,050; Mr. Sargeant, 6,375; Mr. Albert, 5,100; Mr. Fuller, 5,100; Mr.
     Naughton, 4,250; Mr. Horey, 4,250; Mr. Twining, 2,125; Ms. Cote, 4,250 and Mr. Roblyer, 2,125.

 (3) Includes shares of restricted Common Stock that vested twenty percent (20%) on January 22, 1997 and will vest twenty percent (20%) on each of the next four anniversaries of such date as follows: Mr. Michaux, 22,500; Mr. Berman, 22,500; Mr. Blair, 11,960; Mr. Slater, 11,960; Mr. Sargeant, 9,075; Mr. Albert, 5,520; Mr. Fuller, 5,520; Mr. Naughton, 5,520; Mr.
     Horey, 4,600; Mr. Twining, 4,600; Ms. Cote, 4,600; Ms. Dunn, 3,800 and
     Mr. Roblyer, 2,300.

 (4) Includes shares of restricted Common Stock that vested twenty percent (20%) on July 3, 1996 and will vest twenty percent (20%) on each of the next four anniversaries of such date as follows: Mr. Futterman, 2,500; Mr. Leinberger, 2,500; and Mr. Schuster, 2,500.

 (5) Voting and investment power shared with spouse (486,782 shares); sole voting and investment power (45,353 shares). Includes 2,829 shares owned by Mr. Michaux's spouse as to which Mr. Michaux has neither voting nor investment power and disclaims beneficial ownership.

 (6) Includes 1,800 shares held by Mr. Berman in trust for his minor children.

 (7) Includes 10,000 shares held by Mr. Futterman's wife for which voting and investment power is shared. Mr. Futterman disclaims beneficial ownership of these shares.

 (8) Includes 1,500 shares held by Mr. Slater's spouse for the benefit of their minor children for which voting and investment power is shared.

 (9) Voting and investment power shared with spouse (11,101 shares); sole voting and investment power (14,189 shares). Includes 1,800 shares held by Mr. Sargeant in a trust for his minor children. Also includes 1,760 shares owned by Mr. Sargeant's spouse for which he disclaims beneficial ownership. Includes 10,000 shares of restricted Common Stock of which 3,300 shares vested on November 14, 1995, and 3,300 shares vested on November 14, 1996. The remaining 3,400 shares vest on November 14, 1997.

(10) Includes 50 shares held by Mr. Roblyer's spouse.

  The following table presents certain information about persons or entities believed by the Company to own, directly or beneficially, more than five percent of the Company's outstanding Common Stock on March 15, 1997. The following information is based solely upon copies of filings on Schedule 13D and Schedule 13G received by the Company pursuant to the rules of the SEC.

                                                          NO. OF SHARES
                      NAME AND ADDRESS                    BENEFICIALLY  PERCENT
                    OF BENEFICIAL OWNER                       OWNED     OF CLASS
                    -------------------                   ------------- --------
   Merrill Lynch & Co., Inc.(1)..........................   3,011,905     8.98%
   World Financial Center, North Tower
   250 Vesey Street
   New York, New York 10281
   Cohen & Steers Capital Management, Inc.(2)............   3,575,900     9.29%
   757 Third Avenue
   New York, New York 10017
   LaSalle Advisors Limited Partnership(3)...............   2,127,128      6.34%
   11 South LaSalle Street
   Chicago, IL 60603

- --------
(1) Information reported is based upon a Schedule 13G filed with the SEC on February 14, 1997 reporting beneficial ownership as of December 31, 1996. The information reported includes 3,011,905 shares beneficially owned by Merrill Lynch & Co., Inc. ("ML&Co."), of which 2,740,775 shares are beneficially owned by Merrill Lynch Group, Inc., a wholly owned direct subsidiary of ML&Co.; of such shares, 2,740,000 shares are beneficially owned by Princeton Services, Inc. ("PSI"), a wholly owned subsidiary of Merrill Lynch Group, Inc. ("ML Group"); of these shares, 2,040,000 shares are beneficially owned by Merrill Lynch Asset Management, L.P., a Delaware limited partnership and investment advisor under Section 203 of the Investment Advisers Act of 1940; and 2,000,000 of such shares are beneficially owned by Merrill Lynch Growth Fund for Investment & Retirement, an investment company registered under Section 8 of the Investment Company Act of 1940. The Schedule 13G also indicates that ML&Co., PSI and ML Group disclaim beneficial ownership of all such shares.

(2) Information reported is based upon a Schedule 13G filed with the SEC on January 28, 1997 reporting beneficial ownership as of December 31, 1996. This Schedule 13G indicates that the reporting entity is an Investment Advisor registered under Section 203 of the Investment Advisors Act of 1940. The Schedule 13G also indicates that the reporting entity has sole dispositive power with respect to all of the shares reported and sole voting power with respect to 3,116,000 of the shares reported.

(3) The information reported includes 1,181,628 shares beneficially owned by LaSalle Advisors Limited Partnership ("LaSalle") and 945,500 shares beneficially owned by ABKB/LaSalle Securities Limited Partnership ("ABKB/LaSalle"), a limited partnership controlled by LaSalle. Information reported is based upon a Schedules 13G filed with the SEC on February 11, 1997 reporting beneficial ownership as of December 31, 1996. The Schedule 13G indicates that the reporting entities are Investment Advisors registered under Section 203 of the Investment Advisers Act of 1940. The
    Schedule 13G also indicates that LaSalle has sole dispositive and voting power with respect to 594,950 shares, shared dispositive power with respect to 586,678 shares and shared voting power with respect to 215,878 shares, while ABKB/LaSalle has sole dispositive and voting power with respect to 247,400 shares, shared dispositive power with respect to 698,100 shares and shared voting power with respect to 590,005 shares. The
    Schedule 13G also reports that William K. Morrill, Jr. and Keith R. Pauley, employees of LaSalle and ABKB/LaSalle, may be deemed beneficial owners of an aggregate of 2,127,128 shares as to which each has sole dispositive and voting power with respect to 842,350 shares, shared dispositive power with respect to 1,284,778 shares and shared voting power with respect to 805,883 shares, and that each disclaims beneficial ownership of all such shares.


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 23rd day of May, 1997.


                                 AVALON PROPERTIES, INC.

                                  /S/ Thomas J. Sargeant
                                 ------------------------

                                 Thomas J. Sargeant

                                 Chief Financial Officer, Treasurer
                                 and Secretary (Principal Accounting
                                 and Financial Officer)