Form 10-Q
period 1997-06-30
AVALON PROPERTIES INC
filed 1997-08-14
CIK 911536

===============================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1997


                         Commission file number 1-12452


                            AVALON PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)
                              --------------------


Maryland                                                 06-1379111
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


                                 15 River Road
                           Wilton, Connecticut 06897
             (Address of principal executive offices) - (Zip Code)

                                 (203) 761-6500
              (Registrant's telephone number, including area code)
                              --------------------









Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes X   No
                                        ----   ----



                     APPLICABLE ONLY TO CORPORATE ISSUERS:
                     -------------------------------------

Indicate the number of shares outstanding of each issuer's classes of common stock as of the latest practicable date:


              38,453,318 shares outstanding as of August 8, 1997.


===============================================================================

                            AVALON PROPERTIES, INC.



                                     INDEX

PART I   FINANCIAL INFORMATION

Item 1   Financial Statements                                                             Page
                                                                                          ----
         Condensed Consolidated Balance Sheets as of June 30, 1997
         and December 31, 1996...............................................................1

         Condensed Consolidated Statements of Operations for the three and six months ended June 30, 1997 and 1996........................................................2

         Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and 1996........................................................3

         Notes to Condensed Consolidated Financial Statements................................4

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................................9

PART II  OTHER INFORMATION

Item 1   Legal Proceedings..................................................................23

Item 2   Changes in Securities..............................................................23

Item 3   Defaults upon Senior Securities....................................................23

Item 4   Submission of Matters to a Vote of Stockholders....................................23

Item 5   Other Information..................................................................23

Item 6   Exhibits and Reports on Form 8-K...................................................24

         Signatures.........................................................................25


PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                            AVALON PROPERTIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                 (Dollars in thousands, except per share data)



ASSETS                                                                                      6-30-97                 12-31-96
                                                                                        --------------          --------------
Real estate
   Land                                                                                   $   200,956             $   169,079
   Buildings and improvements                                                                 923,310                 754,545
   Furniture, fixtures and equipment                                                           31,891                  27,455
                                                                                        --------------          --------------
                                                                                            1,156,157                 951,079
      Less:  accumulated depreciation                                                         (57,543)                (44,547)
                                                                                        --------------          --------------
                                                                                            1,098,614                 906,532
   Construction in progress (including land)                                                  102,427                 130,827
                                                                                        --------------          --------------
            TOTAL REAL ESTATE, NET                                                          1,201,041               1,037,359

Cash and cash equivalents                                                                       2,752                  14,241
Cash in escrow                                                                                  3,916                   3,945
Resident security deposits                                                                      7,425                   5,995
Investments in joint ventures                                                                   2,988                   2,573
Deferred financing and other costs, net                                                         7,455                   7,702
Deferred development costs, prepaid expenses and other assets                                  14,246                  10,956
                                                                                        --------------          --------------
            TOTAL ASSETS                                                                  $ 1,239,823             $ 1,082,771
                                                                                        ==============          ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current maturities of long-term notes payable                                             $    24,145             $    24,335
Unsecured Facilities                                                                           71,500                      --
Unsecured senior notes, 7-3/8% due 2002, net of unamortized discount                           99,880                  99,869
Notes payable                                                                                 198,125                 186,402
Payables for construction                                                                      14,967                  12,613
Accrued expenses and other liabilities                                                         11,125                  10,580
Accrued interest payable                                                                        4,890                   4,342
Resident security deposits                                                                      8,684                   6,642
                                                                                        --------------          --------------
            TOTAL LIABILITIES                                                                 433,316                 344,783
                                                                                        --------------          --------------

Minority interest of unitholders in consolidated operating partnership                            700                      --

Stockholders' equity

   Preferred Stock, $.01 par value; 20,000,000 shares authorized;
      4,455,000 shares of 9% Series A Cumulative Redeemable Preferred Stock
        issued and outstanding (Aggregate liquidation preference of $111,375)                      45                      45
      4,300,000 shares of 8.96% Series B Cumulative Redeemable Preferred Stock
        issued and outstanding (Aggregate liquidation preference of $107,500)                      43                      43

   Common Stock, $.01 par value; 80,000,000 shares authorized;
      36,285,568 and 33,391,992 shares issued and outstanding at June 30, 1997
        and December 31, 1996, respectively                                                       363                     334

   Additional paid-in capital                                                                 829,604                 752,159
   Deferred compensation                                                                       (3,976)                 (1,699)
   Distributions in excess of accumulated earnings                                            (20,272)                (12,894)
                                                                                        --------------          --------------
            STOCKHOLDERS' EQUITY                                                              805,807                 737,988
                                                                                        --------------          --------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 1,239,823             $ 1,082,771
                                                                                        ==============          ==============

     See accompanying notes to condensed consolidated financial statements.

                            AVALON PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                 (Dollars in thousands, except per share data)

                                                     Three months ended           Six months ended
                                                   ----------------------      -----------------------
                                                     6-30-97     6-30-96         6-30-97      6-30-96
                                                   ---------   ----------      ----------   ----------
Revenue:

   Rental income                                    $40,375      $29,329         $77,526      $56,922
   Management fees                                      244          394             499          796
   Other income                                         153          108             273          221
                                                   ---------   ----------      ----------   ----------
            Total revenue                            40,772       29,831          78,298       57,939
                                                   ---------   ----------      ----------   ----------

Expenses:

   Operating expenses                                14,505       11,234          27,761       22,168
   Interest expense                                   3,922        1,663           7,639        4,246
   Depreciation and amortization                      6,968        5,045          13,527        9,699
   General and administrative expenses                1,090          887           2,199        1,850
                                                   ---------   ----------      ----------   ----------
            Total expenses                           26,485       18,829          51,126       37,963
                                                   ---------   ----------      ----------   ----------

Equity in income of joint ventures                    1,304          150           2,346          316
Interest income                                         220          208             495          446
Minority interest                                        48          135             142          299
                                                   ---------   ----------      ----------   ----------
Net income before extraordinary item                 15,859       11,495          30,155       21,037
Extraordinary item                                       --           --          (1,183)          --
                                                   ---------   ----------      ----------   ----------
Net income                                           15,859       11,495          28,972       21,037
Dividends attributable to preferred stock            (4,914)      (2,516)         (9,828)      (3,602)
                                                   ---------   ----------      ----------   ----------
Net income available to common stockholders         $10,945      $ 8,979         $19,144      $17,435
                                                   =========   ==========      ==========   ==========

Net income per weighted average
   common share outstanding (Note 2)                $  0.31      $  0.29         $  0.55      $  0.57
                                                   =========   ==========      ==========   ==========


     See accompanying notes to condensed consolidated financial statements.

                            AVALON PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                             (Dollars in thousands)

                                                                              Six months ended
                                                                      -------------------------------
                                                                          6-30-97           6-30-96
                                                                      -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                           $  28,972         $  21,037
    Adjustments to reconcile net income to
        cash provided by operating activities:
                Depreciation and amortization                               13,527             9,699
                Equity in income of joint ventures                            (128)               79
                Amortization of deferred compensation                          485               187
                Extraordinary item                                           1,183                --
                Decrease (increase) in resident security deposits,
                     net of related liability                                  612               (72)
                Decrease (increase) in cash in escrow                           29              (105)
                Increase in prepaid expenses and other assets               (3,290)           (1,485)
                Increase in accrued expenses, other liabilities
                     and accrued interest payable                            1,325             1,965
                                                                      -------------     -------------
                     Total adjustments                                      13,743            10,268
                                                                      -------------     -------------
                     Net cash provided by operating activities              42,715            31,305
                                                                      -------------     -------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
    Investment in joint venture                                               (287)             (455)
    Increase in construction payables                                        2,354             2,007
    Purchase and development of real estate                               (175,823)         (124,711)
                                                                      -------------     -------------
                     Net cash used in investing activities                (173,756)         (123,159)
                                                                      -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock, net                                           73,825            46,399
    Issuance of preferred stock, net                                            --           107,581
    Dividends paid                                                         (36,350)          (25,038)
    Borrowings on notes payable                                             12,088                --
    Repayments of notes payable                                               (642)           (6,340)
    Borrowings under Unsecured Facilities                                  161,000           101,000
    Repayments of Unsecured Facilities                                     (89,500)         (120,500)
    Borrowings under construction loans                                         --                31
    Repayments of construction loans                                            --           (10,508)
    Payments of deferred financing costs                                      (869)             (459)
                                                                      -------------     -------------
                     Net cash provided by financing activities             119,552            92,166
                                                                      -------------     -------------
                     Net (decrease) increase in cash                       (11,489)              312
Cash and cash equivalents, beginning of period                              14,241             1,801
                                                                      -------------     -------------

Cash and cash equivalents, end of period                                 $   2,752         $   2,113
                                                                      =============     =============

Cash paid during period for interest, net of amount capitalized          $   6,692         $   3,415
                                                                      =============     =============



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

                  On April 7, 1997, pricing on the Company's supplemental unsecured credit facility (the "Supplemental Unsecured Facility") was reduced to .80% over LIBOR. Also, on May 30, 1997, the Supplemental Unsecured Facility was amended and restated to provide for an increase in capacity to $50,000, an extension of the expiration date to March 31, 2000 and the introduction of a competitive bid option.

                  On April 15, 1997, the Company purchased the remaining nine acres of land relating to the development of Avalon at Cameron Court in Alexandria, Virginia for $5,714.

                  On April 17, 1997, the Company completed a direct placement of 2,740,000 shares of its Common Stock to an institutional investor under its existing shelf registration statement at a purchase price of $27.375 per share. Net cash proceeds of approximately $73,500 were used to retire indebtedness under the Company's unsecured credit facilities.

                  On April 18, 1997, the Company purchased the remaining 1.7 acres of land relating to the Avalon Willow development in Mamaroneck, New York for $2,300. This land is adjacent to a 2.3 acre parcel purchased in December 1996. Construction of a 227 apartment home community (Avalon Willow) on the combined four acre site commenced in the second quarter of 1997.

                  On April 28, 1997, the Company completed the loan closing related to the tax-exempt financing for the Avalon Fields apartment community. The Community Development Administration of Maryland issued $12,088 of thirty-year fixed-rate bonds at an all-in rate of 7.57%. The net cash proceeds from the loan closing (approximately $11,565) were used to repay amounts outstanding under the Company's unsecured credit facilities.

                  On May 16, 1997, the Company acquired Avalon at Center Place, a 225 apartment home, high- rise apartment community located in Providence, Rhode Island for $26,000. This nine-story apartment community contains approximately 21,000 square feet of commercial space on the first floor with residential apartment homes on the upper eight floors. This community was managed by the Company prior to its acquisition and is subject to a 149 year land lease.

                  On June 27, 1997, the Company acquired Avalon at Providence Park, a 140 apartment home, garden-style community located in Fairfax City, Virginia for $10,750.

2.       Summary of Significant Accounting Policies

         Principles of Consolidation of the Company

                  The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned partnerships and subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

         Net Income per Common Share

                  Net income per common share for the three months ended June 30, 1997 and 1996 is based upon 35,791,985 and 30,715,884 weighted average shares of common stock outstanding, respectively. Net income per common share for the six months ended June 30, 1997 and 1996 is based upon 34,635,347 and 30,481,694 weighted average shares of common stock outstanding, respectively.

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

         Recently Issued Accounting Pronouncements

                  During 1997, the Financial Accounting Standard Board issued Statements of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"), No. 129 "Disclosure of Information About Capital Structure" ("SFAS 129") and No. 130 "Reporting Comprehensive Income" ("SFAS 130").

                  SFAS 128 simplifies existing computational guidelines, revises disclosure requirements and increases the comparability of earnings per share data. This statement is effective for financial statements for periods ending after December 15, 1997 and requires restatement of all prior period earnings per share data presented. SFAS 129 establishes standards for disclosing information about an entity's capital structure such as information about securities, liquidation preference of preferred stock and redeemable stock. SFAS 130 specifies the presentation and disclosure requirement for reporting comprehensive income which includes those items which have been formerly reported as a component of shareholders' equity.

                  The impact of adoption of SFAS 128, SFAS 129 and SFAS 130 on the Company's financial results is not expected to be significant.

3.       Senior Participating Mortgage Note

                  The Company's ownership of the senior participating mortgage note related to the Town Arbor Partnership ("Avalon Arbor") has been accounted for as an investment in real estate. Minority interest represents the excess of the interest income at the pay rate on the mortgage loan over the cash flow from operations generated by the community. This excess is funded from payments drawn from an escrow account established from contributions by the minority partners. At June 30, 1997, the partnership had $3,026 of cash from these contributions available to fund interest payments. The note bears interest at 10.2%. Upon acquisition, the note was restructured to provide for a 9% pay rate. The difference between the stated interest and the pay rate is deferred interest and is added to the principal. The loan also provides for contingent interest of 50% of gross revenues, as defined, and is payable prior to any payments to the partners. No contingent interest has been paid through June 30, 1997. The note entitles the holder to a 50% net residual value of the property at maturity or upon prior disposition of the property. The note may be prepaid subject to stipulated penalties.

4.       Unsecured Facilities

                  The Company's unsecured credit facility (the "Unsecured Facility") is provided by a consortium of six banks that provides for $175,000 in short-term credit and is subject to an annual facility fee of $263. The Unsecured Facility expires on March 31, 2000. As of June 30, 1997, approximately $15,536 of available capacity was used to provide letters of credit and $64,500 was borrowed under the facility. Accordingly, the balance that remains available at June 30, 1997 to be drawn under the Unsecured Facility is $94,964. The Unsecured Facility bears interest based upon a LIBOR, Prime or CD rate election at the Company's option. The current pricing is LIBOR plus .80%, except that up to $75,000 can be competitively bid at lower pricing if market conditions allow. Pricing may be adjusted higher or lower depending on the Company's senior unsecured debt ratings.

                  The Company's Supplemental Unsecured Facility (together with the Unsecured Facility, the "Unsecured Facilities") is provided by First Union National Bank in the amount of $50,000 and is subject to an annual facility fee of $75. The Supplemental Unsecured Facility expires on March 31, 2000 and bears a current interest rate of LIBOR plus .80%. At June 30, 1997, $2,167 of available capacity was used to provide letters of credit and $7,000 was borrowed under the Supplemental Unsecured Facility. Accordingly, the balance that remains available at June 30, 1997 to be drawn under the Supplemental Unsecured Facility is $40,833.

                  The weighted average effective interest rates (excluding the cost of facility fees and unused line of credit fees) on borrowings under the Unsecured Facilities for the six months ended June 30, 1997 and 1996 were 6.5% and 8.5%, respectively. Including the cost of facility fees and unused fees, the weighted average effective interest rates on borrowings under the Unsecured Facilities for the six months ended June 30, 1997 and 1996 were 7.0% and 8.6%, respectively.

5.       Stockholders' Equity

                  The following summarizes the changes in stockholders' equity for the six months ended June 30, 1997:


                                                                                     Distributions
                                                         Additional                  in excess of
                                  Preferred    Common     paid-in       Deferred     accumulated
                                   Stock       Stock      capital     compensation     earnings       Total
                                  ---------- --------- ------------  --------------- -------------- ----------
Stockholders' equity, 12-31-96      $  88      $  334    $ 752,159        $ (1,699)    $ (12,894)   $ 737,988
Net income                             --          --           --              --        28,972       28,972
Dividends declared                     --          --           --              --       (36,350)     (36,350)
Issuance of Restricted Common
   Stock                               --           1        3,648              --            --        3,649
Deferred compensation,
   net of amortization                 --          --           --          (2,277)           --       (2,277)
Issuance of Common Stock               --          28       73,797              --            --       73,825
                                  ---------- --------- ------------  --------------- -------------- ----------
Stockholders' equity, 6-30-97       $  88      $  363    $ 829,604        $ (3,976)    $ (20,272)   $ 805,807
                                  ========== ========= ============  =============== ============== ==========

6.       Investments in Joint Ventures

                  At June 30, 1997 and December 31, 1996, investments in joint ventures consist of a 50% general partnership interest in Falkland Partners, a 49% equity interest in Avalon Run, an 86.5% effective equity interest in Town Close Associates (the New Canaan Development Right) and 100% of the operating income from the anticipated Avalon Grove joint venture (a Development Community). The following is a combined summary of the financial position of these joint ventures for the periods presented:

                                            6-30-97      12-31-96
                                         -----------   -----------
Assets:
    Real estate, net                       $ 98,220      $92,835
    Other assets                              6,838        5,029
                                         -----------   -----------
Total assets                               $105,058      $97,864
                                         ===========   ===========

Liabilities and partners' equity:
    Mortgage notes payable                 $ 26,000      $26,000
    Other liabilities                         3,716        3,786
    Partners' equity                         75,342       68,078
                                         -----------   -----------
Total liabilities and partners' equity     $105,058      $97,864
                                         ===========   ===========


                  At June 30, 1996, the investments in joint ventures include a 50% general partnership interest in Falkland Partners, a 49% equity interest in Avalon Run and an 86.5% effective equity interest in Town Close Associates. The following is a combined summary of the operating results of these joint ventures for the periods presented:

                                         Three months ended               Six months ended
                                   ------------------------------   ----------------------------
                                      6-30-97          6-30-96         6-30-97        6-30-96
                                   -------------    -------------   ------------   -------------
Rental income                        $  3,916         $  2,329        $  7,289       $  4,671
Other income                               12               14              24             28
Operating expenses                     (1,280)            (908)         (2,408)        (1,895)
Mortgage interest expense                (243)            (225)           (439)          (424)
Depreciation and amortization            (685)            (413)         (1,256)          (820)
                                   -------------    -------------   ------------   -------------

     Net income                      $  1,720         $    797        $  3,210       $  1,560
                                   =============    =============   ============   =============

7.       Extraordinary Item

                  In March 1997, the unamortized deferred financing costs associated with the early retirement of the Company's $165,000 unsecured credit facility were written off.

8.       Subsequent Events

                  On July 1, 1997, the Company completed a public offering of 2,163,000 shares of common stock at a purchase price of $28.0625 per share. The net cash proceeds from the offering of approximately $57,671 were used primarily to repay amounts outstanding under the Unsecured Facilities.

                  On July 18, 1997, the Company sold a garden-style apartment community, Avalon Farm, located in Frederick, Maryland, to a single buyer for a total sales price of $17,047. The net proceeds from the sale of approximately $16,500 will be used for reinvestment in a new acquisition community. The Company expects to record an accounting gain of $570 from the sale and will structure the sale as a section 1031 like-kind exchange under the Internal Revenue Code to defer the recognition of the taxable gain.

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

RECENT DEVELOPMENTS

         Acquisitions of Existing Communities. On May 16, 1997, the Company acquired Avalon at Center Place, a 225 apartment home, high-rise apartment community located in Providence, Rhode Island for $26,000,000. This nine-story apartment community contains approximately 21,000 square feet of commercial space on the first floor with residential apartment homes on the upper eight floors. This community was managed by the Company prior to its acquisition and is subject to a 149 year land lease.

         On June 27, 1997, the Company acquired Avalon at Providence Park, a 140 apartment home, garden-style community located in Fairfax City, Virginia for $10,750,000.

         Sale of Existing Community. On July, 18 1997, the Company sold a garden-style apartment community, Avalon Farm, located in Frederick, Maryland, to a single buyer for a total sales price of $17,047,000. The net proceeds of approximately $16,500,000 from the sale will be used for reinvestment in a new acquisition community. The Company expects to record an accounting gain of $570,000 from the sale and will structure the sale as a ss.1031 like-kind exchange under the Internal Revenue Code to defer the recognition of the taxable gain.

         Land Acquisitions for New Development. On April 18, 1997, the Company purchased the remaining 1.7 acres of land relating to the Avalon Willow community in Mamaroneck, New York for $2,300,000. This land is adjacent to a
2.3 acre parcel purchased in December 1996. Construction of a 227 apartment home community (Avalon Willow) on the combined four acre site commenced in the second quarter of 1997.

         Financing Activities. On April 7, 1997, pricing on the Company's supplemental unsecured credit facility (the "Supplemental Unsecured Facility" and together with the unsecured credit facility, the "Unsecured Facilities") was reduced to .80% over LIBOR. Also, on May 30, 1997, the Supplemental Unsecured Facility was amended and restated to provide for an increase in capacity to $50,000,000, an extension of the expiration date to March 31, 2000 and the introduction of a competitive bid option.

         On April 17, 1997, the Company completed a direct placement of 2,740,000 shares of its Common Stock to an institutional investor under its existing shelf registration statement at a purchase price of $27.375 per share. Net cash proceeds of approximately $73,500,000 were used to retire indebtedness under the Company's Unsecured Facilities.

         On April 28, 1997, the Company completed the loan closing related to the tax-exempt financing for the Avalon Fields apartment community. The Community Development Administration of Maryland issued $12,088,000 of thirty-year fixed-rate bonds at an all-in rate of 7.57%. The net cash proceeds from the loan closing (approximately $11,565,000) were used to repay amounts outstanding under the Company's Unsecured Facilities.

         On July 1, 1997, the Company completed a public offering of 2,163,000 shares of common stock at a purchase price of $28.0625 per share. The net cash proceeds from the offering of approximately $57,671,000 were used primarily to repay amounts outstanding under the Unsecured Facilities.

GENERAL

         The Company's operations consist of the development, construction, acquisition and operation of apartment communities in the Mid-Atlantic and Northeast regions of the United States. At June 30, 1997, the Company held a fee simple ownership in 46 completed and operating communities (one of which, Avalon at Center Place, is subject to a 149 year land lease), a general partnership interest in two other communities (a 50% interest in Falkland Chase and a 49% interest in Avalon Run), a 99% general partner interest in a partnership structured as a "DownREIT" (Avalon at Ballston - Vermont/Quincy) and a 100% interest in a senior participating mortgage note secured by another community (Avalon Arbor) which is accounted for as an investment in real estate. The Company also has a fee simple ownership interest in 10 Development Communities. One of the 10 Development Communities is subject to an agreement to form a joint venture.

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

         The analysis that follows compares the operating results of the Company for the six months ended June 30, 1997 and 1996.

         Net income increased $4,364,000 (38.0%) to $15,859,000 for the three months ended June 30, 1997 compared to $11,495,000 for the comparable period of the preceding year. Net income increased $7,935,000 (37.7%) to $28,972,000 for the six months ended June 30, 1997 compared to $21,037,000 for the comparable period of the preceding year. The primary reasons for these increases are additional operating income from communities developed or acquired during 1997 and 1996, as well as growth in operating income from existing communities.

         Rental income increased $11,046,000 (37.7%) to $40,375,000 for the three months ended June 30, 1997 compared to $29,329,000 for the comparable period of the preceding year. Rental income increased $20,604,000 (36.2%) to $77,526,000 for the six months ended June 30, 1997 compared to $56,922,000 for the comparable period of the preceding year. Of the increase for the six month period, $19,037,000 was due to newly completed or acquired communities and $1,567,000 was due to rental rate growth from Established Communities that were owned or completed throughout the period.

         Overall Portfolio - The $20,604,000 increase in rental income for the six month period is primarily due to increases in the weighted average number of occupied apartment homes as well as an increase in the weighted average monthly rental income per occupied apartment home. The weighted average number of occupied apartment homes increased from 10,312 apartment homes for the six months ended June 30, 1996 to 12,331 apartment homes for the six months ended June 30, 1997 as a result of the development and acquisition of new communities. For the three months ended June 30, 1997, the weighted average monthly revenue per occupied apartment home increased $40 (4.5%) to $931 compared to $891 for the comparable period of the preceding year. For the six months ended June 30, 1997, the weighted average monthly revenue per occupied apartment home increased $40 (4.5%) to $924 compared to $884 for the comparable period of the preceding year.

         Established Communities - For the three months ended June 30, 1997, the weighted average monthly revenue per occupied apartment home increased $28 (3.2%) to $916 compared to $888 for the comparable period of the preceding year. The average economic occupancy remained unchanged at 96.5%. For the six months ended June 30, 1997, the weighted average monthly revenue per occupied apartment home increased $28 (3.2%) to $909 compared to $881 for the comparable period of the preceding year. The average economic occupancy remained unchanged at 96.0%. Accordingly, rental revenue from Established Communities increased $788,000 (3.2%) and $1,567,000 (3.2%) for the three and six month period ended June 30, 1997, respectively, compared to the comparable periods of the preceding year.

         Management fees decreased $150,000 (38.1%) to $244,000 for the three months ended June 30, 1997 compared to $394,000 for the comparable period of the preceding year. These fees decreased $297,000 (37.3%) to $499,000 for the six months ended June 30, 1997 compared to $796,000 for the comparable period of the preceding year. These decreases are primarily due to a decline in the number of apartment homes managed for third-party owners during 1997. These declines are due to the sale and the cancellation of management contracts of some third-party communities in 1996 as well as the acquisition of one Current Community in the second quarter of 1996 and another Current Community in the second quarter of 1997 that were managed by the Company for third-party owners prior to their acquisitions.

         Operating expenses increased $3,271,000 (29.1%) to $14,505,000 for the three months ended June 30, 1997 compared to $11,234,000 for the comparable period of the preceding year. These expenses increased $5,593,000 (25.2%) to $27,761,000 for the six months ended June 30, 1997 compared to $22,168,000 for the comparable period of the preceding year.

         Overall Portfolio - The $5,593,000 increase for the six month period is primarily due to the acquisition of new communities, as well as the completion of Development Communities whereby maintenance, property taxes, insurance and other costs are expensed as communities move from the initial construction and lease-up phase to the stabilized operating phase.

         Established Communities - Operating expenses increased $93,000 (1.1%) to $8,318,000 for the three months ended June 30, 1997 compared to $8,225,000 for the comparable period of the preceding year. Operating expenses increased $53,000 (.3%) to $16,538,000 for the six months ended June 30, 1997 compared to $16,485,000 for the comparable period of the preceding year. These increases were concentrated in the marketing and insurance categories, offset by lower snow removal costs as a result of the mild weather conditions throughout the Northeast and Mid-Atlantic regions during the first quarter of 1997 as compared to the severe winter weather experienced during the first quarter of 1996.

         Interest expense increased $2,259,000 (135.8%) to $3,922,000 for the three months ended June 30, 1997 compared to $1,663,000 for the comparable period of the preceding year. Interest expense increased $3,393,000 (79.9%) to $7,639,000 for the six months ended June 30, 1997 compared to $4,246,000 for the comparable period of the preceding year. These increases are primarily attributable to higher outstanding balances under the Company's Unsecured Facilities in 1997 compared to 1996. In addition, the Company assumed approximately $29,900,000 of conventional debt resulting from the acquisitions of two communities in 1996 and completed the loan closings related to the tax-exempt financing for the Avalon West and Avalon Fields communities in December 1996 and April 1997, respectively. These increases were offset by lower interest and credit enhancement costs in connection with the completion of the tax-exempt, credit enhancement facility with the Federal National Mortgage Association ("Fannie Mae") in the third quarter of 1996 and lower pricing under the Unsecured Facilities.

         Depreciation and amortization increased $1,923,000 (38.1%) to $6,968,000 for the three months ended June 30, 1997 compared to $5,045,000 for the comparable period of the preceding year. Depreciation and amortization increased $3,828,000 (39.5%) to $13,527,000 for the six months ended June 30, 1997 compared to $9,699,000 for the comparable period of the preceding year. These increases reflect additional depreciation expense for recently acquired and developed communities, offset by lower amortization expense of deferred financing costs due to the completion of the new credit enhancement facility with Fannie Mae.

         General and administrative expenses increased $203,000 (22.9%) to $1,090,000 for the three months ended June 30, 1997 compared to $887,000 for the comparable period of the preceding year. These expenses increased $349,000 (18.9%) to $2,199,000 for the six months ended June 30, 1997 compared to $1,850,000 for the comparable period of the preceding year. These increases are primarily due to higher telecommunication costs and staff additions related to the implementation of the company-wide systems enhancement program, as well as higher compensation expense under the restricted stock grant program. General and administrative expenses as a percentage of total revenue, however, decreased .4% to 2.8% for the six months ended June 30, 1997 compared to 3.2% for the comparable period of the preceding year.

         Equity in income of joint ventures increased $1,154,000 to $1,304,000 for the three months ended June 30, 1997 compared to $150,000 for the comparable period of the preceding year. This income increased $2,030,000 to $2,346,000 for the six months ended June 30, 1997 compared to $316,000 for the comparable period of the preceding year. These increases are principally the result of the non-recurring income from the anticipated Avalon Grove joint venture in which the Company is allocated 100% of the income prior to the formation of the joint venture.

         Interest income increased $12,000 (5.8%) to $220,000 for the three months ended June 30, 1997 compared to $208,000 for the comparable period of the preceding year. Interest income increased $49,000 (11.0%) to $495,000 for the six months ended June 30, 1997 compared to $446,000 for the comparable period of the preceding year. These increases are primarily due to higher average escrowed cash balances in 1997 compared to 1996.

         Extraordinary item totaled $1,183,000 for the six months ended June 30, 1997 and reflects the write-off of unamortized deferred financing costs associated with the early retirement of the $165 million unsecured credit facility.

FUNDS FROM OPERATIONS

         Management generally considers Funds from Operations ("FFO") to be an appropriate measure of the operating performance of the Company. The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with net income as presented in the condensed consolidated financial statements included elsewhere in this report. FFO is determined in accordance with a resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), and is defined as net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sale of property, plus depreciation of real estate assets and after adjustments for unconsolidated partnerships and joint ventures.

  ANALYSIS OF FUNDS FROM OPERATIONS ($ in 000's)
  ----------------------------------------------

                                                              Three months ended               Six months ended
                                                        -----------------------------   --------------------------------
                                                            6-30-97         6-30-96         6-30-97          6-30-96
                                                        -------------  --------------   --------------     -------------
  NET INCOME                                             $    15,859    $     11,495     $     28,972       $    21,037

     Depreciation (real estate related)                        6,550           4,426           12,688             8,464
     Joint venture adjustment                                     89              80              170               159
     Extraordinary item                                           --              --            1,183                --
     Preferred stock dividends                                (4,914)         (2,516)          (9,828)           (3,602)
                                                        -------------  --------------   --------------     -------------
  FUNDS FROM OPERATIONS                                  $    17,584    $     13,485     $     33,185       $    26,058
                                                        =============  ==============   ==============     =============

  WEIGHTED AVERAGE SHARES OUTSTANDING                     35,791,985      30,715,884       34,635,347        30,481,694
                                                        =============  ==============   ==============     =============

  OTHER CAPITALIZED EXPENDITURES AND OTHER INFORMATION
     Capital expenditures:
         Community level (1)                             $       841    $        481     $      1,280       $       834
         Corporate level (2)                             $       210    $      1,081     $        473       $     1,591
     Loan principal amortization payments                $       321    $        112     $        642       $       236
     Capitalized deferred financing costs (3)            $       788    $        345     $        869       $       459


  -------------------

    Footnotes to Analysis of Funds from Operations

(1) The Company expenses all recurring non-revenue generating community expenditures, including carpet and appliance replacements. See "Capitalization of Fixed Assets and Community Improvements."

(2) Represents the cost of new office equipment and computer costs related to the implementation of a company-wide systems enhancement plan.

(3) Substantially all of the deferred financing costs incurred for the six months ended June 30, 1997 relate to the costs incurred on the closing of the Avalon Fields tax-exempt bonds and the closing of new the $175 million unsecured credit facility.

CAPITALIZATION OF FIXED ASSETS AND COMMUNITY IMPROVEMENTS

         The Company maintains a policy with respect to capital expenditures that generally provides that only non-recurring expenditures are capitalized. Improvements and upgrades are capitalized only if the item exceeds $15,000, extends the useful life of the asset and is not related to making an apartment home ready for the next resident. Under this policy, virtually all capitalized costs are non-recurring, as recurring make ready costs are expensed as incurred, including costs of carpet and appliance replacements, floor coverings, interior painting and other redecorating costs. Purchases of personal property (such as computers and furniture) are capitalized only if the item is a new addition (i.e., not a replacement) and only if the item exceeds $2,500. The application of these policies for the six months ended June 30, 1997 resulted in non-revenue, generating capitalized expenditures for Stabilized Communities of approximately $96 per apartment home. For the six months ended June 30, 1997, the Company charged to maintenance expense, including carpet and appliance replacements, a total of approximately $5,811,000 for Stabilized Communities or $437 per apartment home. Management anticipates that capitalized costs per apartment home will gradually rise as the Company's portfolio of communities matures. The table on the following page is a summary of expenditures for both recurring maintenance costs (expensed) and community upgrades (capitalized) for the six months ended June 30, 1997.

EXPENDITURES FOR COMMUNITY AND CORPORATE UPGRADES (CAPITALIZED) AND COMMUNITY
                            MAINTENANCE (EXPENSED)
                (Dollars in thousands, excepts per home data)

                                                                          YTD 1997 Capitalized Costs
                                                                     ---------------------------------------
                                                                       Acquisitions,         Non-Revenue             YTD 1997
                                                                       Construction        Generating Caps    Maintenance Expensed
                                Number    Balance at    Balance at      and Revenue    --------------------   ---------------------
              Community        of Homes    12-31-96 (1)  6-30-97 (1) Generating Costs   Total      Per Home    Total      Per Home
---------------------------    --------   ------------ ------------  ----------------  ---------  ----------  --------   ----------
STABILIZED
Avalon Watch                      512     $   28,340    $   28,406       $         --    $   66     $   129     $  203      $  396
Avalon Pavilions                  932         56,523        56,545                 --        22          24        276         296
Avalon Glen                       238         30,077        30,100                 --        23          97        121         508
Avalon Walk I                     430         34,505        34,524                  2        17          40        138         321
Avalon Walk II                    334         23,597        23,666                 --        69         207        114         341
Avalon View                       288         17,773        17,773                 --        --          --        198         688
Avalon Park                       372         19,717        19,815                 --        98         263        207         556
Avalon at Ballston -
   Washington Towers              344         36,797        36,887                 --        90         262        155         451
Avalon Farm                       306         17,332        17,368                 --        36         118        140         458
Avalon at Gayton                  328          9,830         9,887                 --        57         174        155         473
Avalon at Hampton I               186          3,702         3,725                  3        20         108         92         495
Avalon at Hampton II              231          8,144         8,185                 --        41         177        103         446
Avalon at Dulles                  236         11,599        11,626                 --        27         114        140         593
Avalon Knoll                      300          7,905         7,939                 14        20          67        159         530
Avalon Lea                        296         16,101        16,130                 --        29          98        153         517
Avalon at Fairway Hills I         192          9,368         9,396                 --        28         146         94         490
Avalon Ridge                      432         25,030        25,148                 12       106         245        210         486
Avalon at Symphony Glen           174          8,079         8,115                  2        34         195        100         575
Avalon at Park Center             492         37,337        37,368                 --        31          63        201         409
4100 Mass. Avenue                 308         34,879        34,897                 15         3          10        177         575
Avalon Woods                      268          8,235         8,319                 --        84         313         92         343
Avalon at Carter Lake             259         11,502        11,560                 --        58         224        157         606
Avalon Pointe                     140          7,748         7,780                 --        32         229         87         621
Avalon Landing                    158          9,261         9,282                 --        21         133        106         671
Avalon Birches                    312         13,419        13,458                 --        39         125        107         343
Avalon at Lake Arbor              209         11,900        11,902                 --         2          10        141         675
Avalon at Decoverly               368         30,978        31,047                  1        68         185        139         378
Avalon Summit                     245         16,152        16,286                128         6          24        112         457
Avalon Towers                     109         15,826        15,877                 --        51         468        103         945
Longwood Towers                   250         16,620        16,623                 --         3          12        191         764
Avalon Fields                     192         14,262        14,298                 --        36         188         73         380
Avalon West                       120         10,624        10,649                 12        13         108         56         467
Avalon Chase                      360         23,615        23,626                 --        11          31        189         525
Avalon Pines                      174          8,578         8,582                 --         4          23         52         299
Avalon at Fairway Hills II        527         33,807        33,831                 17         7          13        223         423
Avalon at Boulders                284         16,038        16,057                 --        19          67        130         458
AutumnWoods                       420         30,474        30,498                 19         5          12        149         355
Avalon Run East                   206         16,002        16,021                 19        --          --         47         228
Avalon Station                    223         11,838        11,940                 98         4          18         81         363
Avalon Cove                       504         85,831        89,539              3,708        --          --        104         206
Avalon Crossing                   132         13,387        13,710                323        --          --         59         447
Avalon Springs                    102             --        15,493             15,493        --          --         27         265
Avalon at Ballston -
   Vermont/Quincy (2)             454             --        46,702             46,702        --          --        223         491
Avalon at Center Place (2)        225             --        26,426             26,426        --          --         26         116
Avalon at Providence Park (2)     140             --        11,139             11,139        --          --          1           7
                               --------   ------------ ------------  ----------------  ---------  ----------  --------   ----------
                               13,312        842,732       948,145            104,133     1,280          96      5,811         437
                               --------   ------------ ------------  ----------------  ---------  ----------  --------   ----------

NEW DEVELOPMENTS                3,362        174,188       239,394             65,206        --          --         80         N/A

OTHER
Avalon at Lexington               198         14,117        14,325                208(3)     --          --         98         495
Longwood Towers - Renovation       --          6,829        11,796              4,967(4)     --          --         --          --
Avalon Green                      105         12,294        12,397                103        --          --         93         886
Avalon Arbor (5)                  302         27,822        28,130                 --       308         N/A        167         553
Corporate Level Expenditures       --          3,924         4,397                 --       473         N/A         --          --
                               --------   ------------ ------------  ----------------  ---------  ----------  --------   ----------
Grand Total                    17,279(6)  $1,081,906    $1,258,584                N/A    $2,061         N/A     $6,249         N/A
                               ========   ============ ============  ================  =========  ==========  ========   ==========

------------------------

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

         Cash and cash equivalents increased $639,000 from $2,113,000 at June 30, 1996 to $2,752,000 at June 30, 1997 due to an increase in operating cash flow and an increase in financing activities, offset by an increase in cash used by investing activities (mainly attributable to an increase in the number of newly developed and acquired communities).

                  Net cash provided by operating activities increased by $11,410,000 from $31,305,000 at June 30, 1996 to $42,715,000 at June
         30, 1997 primarily due to an increase in operating income from newly developed and acquired communities and Established Communities.

                  Cash used in investing activities increased by $50,597,000 from $123,159,000 at June 30, 1996 to $173,756,000 at June 30, 1997
         primarily due to an increase in the number of apartment homes under development from an average of 2,664 in the first six months of 1996 to 3,362 in the first six months of 1997.

                  Net cash provided by financing activities increased by $27,386,000 from $92,166,000 at June 30, 1996 to $119,552,000 at June
         30, 1997 primarily due to the increased borrowings under the Unsecured Facilities, offset by an increase in dividends paid.

         The Company regularly reviews short-term liquidity needs and the adequacy of Funds from Operations and other expected liquidity sources to meet these needs. The Company's primary short-term liquidity needs are to fund normal recurring operating expenses, debt service payments and the minimum dividend payment required to maintain the Company's REIT qualification under the Internal Revenue Code. Management anticipates that these needs will be fully funded from cash flows provided by operating activities. Normal recurring expenditures for maintenance and repairs (including carpet and appliance replacements) are funded from the operating cash flows of Stabilized Communities and are expensed as incurred. Major upgrades or community improvements are capitalized and depreciated over the expected economic useful life of the item only if the expenditure exceeds $15,000 per occurrence and only if the expenditure extends the economic useful life of the community. Purchases of personal property (such as computers and furniture) are capitalized only if the item is a new addition (i.e., not a replacement) and only if the item exceeds $2,500. The application of these policies for the six month period ended June 30, 1997 resulted in non-revenue, generating capitalized expenditures for Stabilized Communities of $96 per apartment home.

         Permanent mortgage indebtedness will require balloon payments coming due over the years 1997 to 2002, including $24,145,000 in November 1997 and $100,000,000 in 2002. Additionally, an aggregate of $44,655,000 principal amount of bonds will require remarketing or have credit enhancements that will mature in the fourth quarter of 1997. Certain of these payments may be accelerated upon the termination of credit enhancements if such credit enhancements are not renewed or replaced. The Company believes that it will be able to successfully remarket these bonds and obtain renewal or replacement credit enhancements. Since Management anticipates that only a small portion of the principal of such indebtedness will be repaid prior to maturity and the Company may not have funds on hand sufficient to repay such indebtedness, it may be necessary for the Company to refinance this debt. Such refinancing could be accomplished through additional debt financing, which may be collateralized by mortgages on individual communities or groups of communities, by uncollateralized private or public debt offerings or by additional equity offerings. There can be no assurance that such additional debt financing or debt offerings will be available on terms satisfactory to the Company.

         Capital Resources. To sustain the Company's active development and acquisitions program, continuous access to the capital markets is required. Management intends to match the long-term nature of its real estate assets with long-term cost effective capital. The Company has demonstrated regular and continuous access to the capital markets since its initial public offering, raising approximately $774.2 million and over $487.9 million in the last 18 months. Management follows a focused strategy to help ensure uninterrupted access to capital. This strategy includes:

1. Hire, train and retain associates with a strong resident service focus, which should lead to higher rents, lower turnover and reduced operating costs;

2. Manage, acquire and develop institutional quality communities with in-fill locations that should provide consistent, sustained earnings growth;

3. Operate in markets with growing demand (as measured by household formation and job growth) and high barriers to entry. These characteristics combine to provide a favorable supply-demand balance, which the Company believes will create a favorable environment for future rental rate growth while protecting existing and new communities from new supply. This strategy is expected to result in a high level of quality to the revenue stream;

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

Unsecured Facilities

         On March 31, 1997, the Company obtained a new Unsecured Facility for $175,000,000. This new facility replaced the previous $165,000,000 unsecured credit facility. The new Unsecured Facility is provided by a consortium of six banks and is subject to an annual facility fee of $262,500. The Unsecured Facility expires in March 2000. Borrowings under the new facility bear an interest rate of .80% over LIBOR. A competitive bid option is available for up to $75 million which may result in lower pricing if market conditions allow. At June 30, 1997, $64,500,000 was borrowed, $15,536,000 was used to provide letters of credit and $94,964,000 was available for borrowing under the Unsecured Facility. The Company will use borrowings under the Unsecured Facility for capital expenditures, acquisitions of developed or undeveloped communities, construction, development and renovation costs, credit enhancement for tax-exempt bonds and for working capital purposes.

         The Company's Supplemental Unsecured Facility is provided by First Union National Bank in the amount of $50,000,000 and is subject to an annual facility fee of $75,000. The Supplemental Unsecured Facility expires in March 2000 and bears an interest rate of LIBOR plus .80%. At June 30, 1997, $2,167,000 of available capacity was used to provide letters of credit and $7,000,000 was borrowed under the Supplemental Unsecured Facility. Accordingly, the balance that remains available at June 30, 1997 to be drawn under the Supplemental Unsecured Facility is $40,833,000. See Financing Commitments on the following page for modifications to the Supplemental Credit Facility.

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

Financing Commitments/Transactions Completed

         On April 7, 1997, pricing on the Company's Supplemental Unsecured Facility was reduced to .80% over LIBOR. Also, on May 30, 1997, the Supplemental Unsecured Facility was amended and restated to provide for an increase in capacity to $50,000,000, an extension of the expiration date to March 31, 2000 and the introduction of a competitive bid option.

         On April 17, 1997, the Company completed a direct placement of 2,740,000 shares of its Common Stock to an institutional investor under its existing shelf registration statement at a purchase price of $27.375 per share. Net cash proceeds of approximately $73,500,000 were used to retire indebtedness under the Company's Unsecured Facilities.

         On April 28, 1997, the Company completed the loan closing related to the tax-exempt financing on the Avalon Fields community. The Community Development Administration of Maryland issued approximately $12,100,000 of thirty-year fixed-rate bonds at an all-in rate of 7.57%. The net cash proceeds from the loan closing (approximately $11,600,000 million) were used to repay amounts outstanding under the Company's Unsecured Facilities.

         On July 1, 1997, the Company completed a public offering of 2,163,000 shares of common stock at a purchase price of $28.0625 per share. The net cash proceeds from the offering of approximately $57,671,000 were used primarily to repay amounts outstanding under the Unsecured Facilities.

Future Financing Needs

         Substantially all of the capital expenditures to complete the communities currently under construction will be funded from the Unsecured Facilities and/or issuance of debt or equity securities. Except for Longwood Towers, the Company has no present plans for any major capital improvements to any of the Current Communities. The renovation of Longwood Towers is being funded by advances under the Unsecured Facilities, operating cash flow or other financing sources over the next year. Management expects to continue to fund deferred development costs related to future developments from Funds from Operations and advances under the Unsecured Facilities. The Company believes that these sources of capital are adequate to take each of the proposed communities to the point in the development cycle where construction can commence.

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

         The table on the following page summarizes debt maturities for the next five years (excluding the Unsecured Facilities):

                            AVALON PROPERTIES, INC.

                             DEBT MATURITY SCHEDULE

                             (Dollars in thousands)


                                                                                          Balance Outstanding at
                                                                                       ---------------------------
                                                         All-in            Maturity
               Community                             Interest Rate          Date          12-31-96       06-30-97
---------------------------------------------       --------------      ------------   ------------   -------------
Tax-Exempt Bonds:

    Fixed Rate

  * Avalon Lea  (Custodial Receipts) (1)                 5.71%              Nov-07       $ 16,782       $ 16,814
  * Avalon Ridge  (Custodial Receipts) (1)               5.69%              Nov-07         26,724         26,779
  * Avalon at Dulles                                     7.04%              Jul-24         12,360         12,360
  * Avalon at Hampton II                                 7.04%              Jul-24         11,550         11,550
  * Avalon at Symphony Glen                              7.06%              Jul-24          9,780          9,780
  * Avalon View                                          7.55%              Aug-24         19,487         19,415
  * Avalon at Lexington                                  6.56%              Feb-25         15,284         15,179
  * Avalon Knoll                                         6.95%              Jun-26         14,070         13,995
  * Avalon Landing                                       6.85%              Jun-26          6,969          6,931
  * Avalon West                                          7.73%              Dec-36          8,771          8,749
  * Avalon Fields                                        7.57%              May-27             --         12,079
                                                                                        ---------      ---------
                                                                                          141,777        153,631
    Variable Rate

  * Avalon at Fairway Hills I                                               Jun-26         11,500         11,500
  * Avalon at Hampton I                                                     Jun-26          8,060          8,060
  * Avalon Pointe                                                           Jun-26          6,387          6,387
                                                                                        ---------      ---------
                                                                                           25,947         25,947
Conventional Loans:

    Fixed Rate

  * AutumnWoods                                          9.25%              Nov-97         24,335         24,145
    Unsecured Senior Notes                              7.375%              Sep-02         99,869         99,880
  * Avalon Pines                                         8.00%              Dec-03          5,529          5,490
  * Avalon Walk II                                       8.93%              Nov-04         13,149         13,057
                                                                                        ---------      ---------
                                                                                          142,882        142,572
    Variable Rate-None                                                                         --             --
                                                                                        ---------      ---------
Total notes payable - excluding Unsecured Facilities                                     $310,606       $322,150
                                                                                        =========      =========


                                                                                Total Maturities
                                                         ---------------------------------------------------------------
                                                            Balance
               Community                                    of 1997    1998     1999      2000       2001    Thereafter
----------------------------------------------           ----------- ------- --------  ---------  --------   -----------
Tax-Exempt Bonds:

    Fixed Rate

  * Avalon Lea  (Custodial Receipts) (1)                  $    --    $   --   $   --    $   --     $   --     $ 16,814
  * Avalon Ridge  (Custodial Receipts) (1)                     --        --       --        --         --       26,779
  * Avalon at Dulles                                           --        --       --        --         --       12,360
  * Avalon at Hampton II                                       --        --       --        --         --       11,550
  * Avalon at Symphony Glen                                    --        --       --        --         --        9,780
  * Avalon View                                               101       230      290       330        350       18,114
  * Avalon at Lexington                                       108       226      240       255        271       14,079
  * Avalon Knoll                                               77       163      175       187        200       13,193
  * Avalon Landing                                             39        83       89        95        101        6,524
  * Avalon West                                                22        46       50        53         57        8,521
  * Avalon Fields                                              70       127      137       147        157       11,441
                                                         --------    ------  -------   -------    -------    ---------
                                                              417       875      981     1,067      1,136      149,155
    Variable Rate

  * Avalon at Fairway Hills I                                  --        --       --        --         --       11,500
  * Avalon at Hampton I                                        --        --       --        --         --        8,060
  * Avalon Pointe                                              --        --       --        --         --        6,387
                                                         --------    ------  -------   -------    -------    ---------
                                                               --        --       --        --         --       25,947
Conventional Loans:

    Fixed Rate

  * AutumnWoods                                            24,145        --       --        --         --           --
    Unsecured Senior Notes                                     --        --       --        --         --       99,880
  * Avalon Pines                                               56       103      112       121        131        4,967
  * Avalon Walk II                                             93       202      221       241        264       12,036
                                                         --------    ------  -------   -------    -------    ---------
                                                           24,294       305      333       362        395      116,883
    Variable Rate-None                                         --        --       --        --         --           --
                                                         --------    ------  -------   -------    -------    ---------
Total notes payable - excluding Unsecured Facilities      $24,711    $1,180   $1,314    $1,429     $1,531     $291,985
                                                         ========    ======  =======   =======    =======    =========


(1) Subject to remarketing November 1, 1997.

  * Indicates loan is collateralized by the community.

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

         At June 30, 1997, Management had positioned the Company's portfolio of Established Communities, excluding communities owned by joint ventures, to a physical occupancy level of 97.2% and achieved an average economic occupancy of 96.0% for the six months ended June 30, 1997. Average economic occupancy for the portfolio for the six months ended June 30, 1996 was 96.0%. This continued high occupancy was achieved through aggressive marketing efforts combined with limited and targeted pricing adjustments. This positioning has resulted in overall growth in rental revenue from Established Communities between periods. It is Management's strategy to maximize total rental revenue through management of rental rates and occupancy levels. If market and economic conditions change, Management may adopt a strategy of maximizing rental rates, which could lead to lower occupancy levels, if Management believes that this strategy will maximize rental revenue. Given the currently high occupancy level of the portfolio, Management anticipates that, for the foreseeable future, any rental revenue and net income gains from currently owned and Established Communities would be achieved primarily through higher rental rates and enhanced operating cost leverage provided by high occupancy, rather than through continued occupancy gains.

         Substantially all of the leases at the Current Communities are for a term of one year or less, which may enable the Company to realize increased rents upon renewal of existing leases or commencement of new leases. Such short-term leases generally minimize the risk to the Company of the adverse effects of inflation, although as a general rule these leases permit residents to leave at the end of the lease term without penalty. The Company's current policy is to permit residents to terminate leases upon 60-days written notice and payment of one month's rent as compensation for early termination. Short-term leases combined with relatively consistent demand allow rents, and therefore cash flow from the Company's portfolio of apartments, to provide an attractive inflation hedge.

DEVELOPMENT COMMUNITIES

         At June 30, 1997, 10 Development Communities were under construction. The total capitalized cost of these Development Communities, when completed, is currently expected to be approximately $373.0 million. The Company intends to periodically update the projections in the table on the following page to the extent Management believes there may be or has been a material change in these projections on an aggregate basis. There can be no assurance that the Company will complete the Development Communities, that the Company's budgeted costs, leasing, start dates, completion dates, occupancy or estimates of "EBITDA as % of Total Budgeted Cost" will be realized or that future developments will realize comparable returns.

         In accordance with GAAP, the Company capitalizes interest expense during construction until each building obtains a certificate of occupancy, thereafter, interest for each completed building is expensed. Capitalized interest for the three months ended June 30, 1997 and 1996 totaled $2,505,000 and $3,482,000, respectively. Capitalized interest for the six months ended June 30, 1997 and 1996 totaled $5,016,000 and $6,314,000, respectively.

         The following page presents a summary of Development Communities:

                        DEVELOPMENT COMMUNITIES SUMMARY




                              NUMBER OF     BUDGETED                                   ESTIMATED      ESTIMATED       EBITDA AS %
                              APARTMENT       COST        CONSTRUCTION    INITIAL     COMPLETION    STABILIZATION       OF TOTAL
                                HOMES      ($ MILLIONS)      START       OCCUPANCY       DATE          DATE(1)     BUDGETED COST(2)
                             -----------  -------------- -------------  -----------  ------------   -------------  ----------------
Conventionally Financed
-----------------------

Avalon Gates
Trumbull, CT                        340       $  35.0       Q3 1994       Q2 1996       Q3 1997        Q4 1997              9.8%

Avalon Grove (3)
Stamford, CT                        402          52.5       Q1 1995       Q3 1996       Q3 1997        Q4 1997             12.2%

Avalon Commons
Smithtown, NY                       312          31.8       Q1 1996       Q1 1997       Q3 1997        Q4 1997             10.2%

Avalon Crescent
Tysons Corner, VA                   558          57.3       Q1 1996       Q4 1996       Q4 1997        Q1 1998             10.8%

Avalon Gardens
Nanuet, NY                          504          53.1       Q3 1996       Q3 1997       Q4 1998        Q1 1999             10.8%

Avalon Court
Melville, NY                        154          17.8       Q4 1996       Q2 1997       Q1 1998        Q2 1998             10.7%

Avalon at Fair Lakes
Fairfax, VA                         234          23.2       Q1 1997       Q1 1998       Q3 1998        Q4 1998             10.0%

Avalon at Faxon Park
Quincy, MA                          171          15.8       Q1 1997       Q1 1998       Q3 1998        Q1 1999             11.0%

Avalon Willow
Mamaroneck, NY                      227          41.8       Q2 1997       Q3 1998       Q1 1999        Q2 1999              9.2%

Avalon at Cameron Court
Alexandria, VA                      460          44.7       Q2 1997       Q1 1998       Q4 1998        Q1 1999             10.3%
                             ------------ -------------                                                            ----------------
                                  3,362       $ 373.0                                                                      10.6%
                             ============ =============                                                            ================

     ------------

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

DEVELOPMENT RIGHTS

         The Company is considering the development of 18 new apartment communities. The status of these Development Rights range from land owned or under contract for which design and architectural planning has just commenced to land under contract or owned by the Company with completed site plans and drawings where construction can commence almost immediately. There can be no assurance that the Company will succeed in obtaining zoning and other necessary governmental approvals or the financing required to develop these communities, or that the Company will decide to develop any particular community. Further, there can be no assurance that construction of any particular community will be undertaken or, if undertaken, will begin at the expected times assumed in the financial projections or be completed at the total budgeted cost. Although there is no assurance that all or any of these communities will proceed to development, the successful completion of all of these communities would ultimately add approximately 5,114 institutional-quality apartment homes to the Company's portfolio. At June 30, 1997, the cumulative capitalized costs incurred in pursuit of the 18 Development Rights were approximately $13.6 million, including the capitalized cost of $6.4 million related to the purchase of land in New Canaan, Connecticut. Many of these apartment homes will offer features like those offered by the communities currently owned by the Company. The 18 Development Rights that the Company is currently pursuing are summarized below.

                           DEVELOPMENT RIGHTS SUMMARY

                                                        TOTAL
                                  ESTIMATED            BUDGETED
                                  NUMBER OF              COST
         LOCATION                  HOMES             ($ MILLIONS)
    ------------------------     -----------       --------------
 1. Freehold, NJ                      452            $    38.0
 2. New Canaan, CT(1)                 104                 24.4
 3. Greenburgh - II, NY               500                 71.2
 4. Greenburgh - III, NY              266                 41.8
 5. Darien, CT                        172                 21.0
 6. Fort Lee, NJ                      351                 53.7
 7. Peabody, MA                       434                 35.9
 8. Hull, MA                          162                 14.8
 9. Jersey City - II, NJ              268                 48.3
10. New Rochelle, NY                  375                 57.3
11. Melville - II, NY                 356                 36.3
12. Wilmington, MA                    204                 19.3
13. Gaithersburg - II, MD              96                  8.9
14. Bronxville, NY (1)                110                 20.1
15. Parsippany, NJ                    460                 63.2
16. Danbury, CT                       268                 24.4
17. Yonkers, NY                       256                 33.7
18. Florham Park, NJ                  280                 37.9
                                 -----------       --------------
    Total                           5,114            $   650.2
                                 ===========       ==============


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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

         The Annual Meeting of Stockholders of Avalon Properties, Inc. was held on May 6, 1997, at which meeting each of the five Directors then serving and previously nominated for election as a Director and a new nominee for election as a Director were elected to serve until the 1998 Annual Meeting of Stockholders and until their respective successors shall be duly elected and qualified. Of 33,534,789 shares outstanding and eligible to vote at the Annual Meeting of Stockholders, 28,468,202 shares were present in person or by proxy. Of the votes cast, 28,446,055 were cast in favor of the reelection of Richard
L. Michaux and authority was withheld as to 22,147 shares; 28,446,546 votes were cast in favor of the reelection of Charles H. Berman and authority was withheld as to 21,656 shares; 28,451,755 votes were cast in favor of the reelection of Michael A. Futterman and authority was withheld as to 16,447 shares; 28,451,755 votes were cast in favor of the reelection of Christopher B. Leinberger and authority was withheld as to 16,447 shares; 28,451,755 votes were cast in favor of the election of Richard W. Miller and authority was withheld as to 16,447 shares; and 28,452,246 votes were cast in favor of the reelection of Allen D. Schuster and authority was withheld as to 15,956 shares.

         Certain amendments to the Avalon Properties, Inc. 1995 Amended and Restated Equity Incentive Plan were approved by the Company's stockholders at the Annual Meeting of Stockholders by the affirmative vote of 21,196,063 shares; 4,994,238 shares were voted against, 2,254,488 shares were broker no votes and 23,413 shares abstained from voting.

ITEM 5.  OTHER INFORMATION

         On April 17, 1997, the Company completed a direct placement of 2,740,000 shares of its Common Stock to an institutional investor under its existing shelf registration statement at a purchase price of $27.375 per share. Net cash proceeds of approximately $73,500,000 were used to retire indebtedness under the Company's Unsecured Facilities.

         On July 1, 1997, the Company completed a public offering of 2,163,000 shares of common stock at a purchase price of $28.0625 per share. The net cash proceeds from the offering of approximately $57,671,000 were used primarily to repay amounts outstanding under the Company's Unsecured Facilities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)    Exhibit No.          Description

               10.14 Amended and Restated Revolving Credit Agreement dated as of May 30, 1997

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



                                    AVALON PROPERTIES, INC.


Date:  August 12, 1997  By               /s/  RICHARD L. MICHAUX
                                    --------------------------------------------
                                    Richard L. Michaux, Chairman of the Board,
                                    Chief Executive Officer and
                                    Director (Principal Executive Officer)




Date:  August 12, 1997  By               /s/  THOMAS J. SARGEANT
                                    --------------------------------------------
                                    Thomas J. Sargeant, Chief Financial Officer,
                                    Treasurer and Secretary
                                    (Principal Financial and Accounting Officer)