Form 10-Q
period 1997-09-30
AVALON PROPERTIES INC
filed 1997-11-14
CIK 911536

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


               For the quarterly period ended September 30, 1997


                         Commission file number 1-12452


                            AVALON PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)

                                ----------------

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

                                ----------------


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


             38,471,981 shares outstanding as of November 7, 1997.


================================================================================

                            AVALON PROPERTIES, INC.



                                     INDEX


PART I         FINANCIAL INFORMATION

Item 1         Financial Statements                                                           Page
                                                                                              ----
               Condensed Consolidated Balance Sheets as of September 30, 1997
               and December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

               Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . .  2

               Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . .  3

               Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . .  4

Item 2         Management's Discussion and Analysis of Financial Condition
               and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

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

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            AVALON PROPERTIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                 (Dollars in thousands, except per share data)


ASSETS                                                                                   9-30-97         12-31-96
                                                                                      -------------   -------------
Real estate
   Land                                                                                $   206,279     $   169,079
   Buildings and improvements                                                              954,261         754,545
   Furniture, fixtures and equipment                                                        32,918          27,455
                                                                                      -------------   -------------
                                                                                         1,193,458         951,079
      Less:  accumulated depreciation                                                      (63,325)        (44,547)
                                                                                      -------------   -------------
                                                                                         1,130,133         906,532
   Construction in progress (including land)                                                89,347         130,827
                                                                                      -------------   -------------
            TOTAL REAL ESTATE, NET                                                       1,219,480       1,037,359

Cash and cash equivalents                                                                    3,373          14,241
Cash in escrow                                                                              20,509           3,945
Resident security deposits                                                                   8,063           5,995
Investments in joint ventures                                                                3,327           2,573
Deferred financing, net                                                                      7,421           7,702
Deferred development costs                                                                   9,611           5,179
Prepaid expenses and other assets                                                           11,253           5,777
                                                                                      -------------   -------------
            TOTAL ASSETS                                                               $ 1,283,037     $ 1,082,771
                                                                                      =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Unsecured Facilities                                                                      $ 82,000     $        --
Unsecured senior notes, 7-3/8% due 2002, net of unamortized discount                        99,886          99,869
Notes payable                                                                              197,897         210,737
Payables for construction                                                                   14,771          12,613
Accrued expenses and other liabilities                                                      13,184          10,580
Accrued interest payable                                                                     3,201           4,342
Resident security deposits                                                                   9,303           6,642
                                                                                      -------------   -------------
            TOTAL LIABILITIES                                                              420,242         344,783
                                                                                      -------------   -------------

Minority interest of unitholders in consolidated operating partnership                         700            --
Stockholders' equity

   Preferred Stock, $.01 par value; 20,000,000 shares authorized;
      4,455,000 shares of 9% Series A Cumulative Redeemable Preferred Stock
        issued and outstanding (Aggregate liquidation preference of $111,375)                   45              45
      4,300,000 shares of 8.96% Series B Cumulative Redeemable Preferred Stock
        issued and outstanding (Aggregate liquidation preference of $107,500)                   43              43

   Common Stock, $.01 par value; 80,000,000 shares authorized;
      38,453,315 and 33,391,992 shares issued and outstanding at September 30, 1997
        and December 31, 1996, respectively                                                    384             334
   Additional paid-in capital                                                              887,181         752,159
   Deferred compensation                                                                    (3,583)         (1,699)
   Distributions in excess of accumulated earnings                                         (21,975)        (12,894)
                                                                                      -------------   -------------
            STOCKHOLDERS' EQUITY                                                           862,095         737,988
                                                                                      -------------   -------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 1,283,037     $ 1,082,771
                                                                                      =============   =============

     See accompanying notes to condensed consolidated financial statements.

                            AVALON PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                 (Dollars in thousands, except per share data)

                                                    Three months ended                    Nine months ended
                                               -----------------------------       ------------------------------
                                                 9-30-97           9-30-96           9-30-97             9-30-96
                                               -----------        ----------       -----------         ----------
Revenue:
   Rental income                                $ 44,120           $ 32,364         $ 121,646           $ 89,286
   Management fees                                   280                355               779              1,151
   Other income                                      184                 92               457                313
                                               -----------        ----------       -----------         ----------
            Total revenue                         44,584             32,811           122,882             90,750
                                               -----------        ----------       -----------         ----------

Expenses:
   Operating expenses                             16,550             12,702            44,551             35,025
   Interest expense                                4,211              2,847            11,850              7,093
   Depreciation and amortization                   7,558              5,326            21,086             15,025
   General and administrative expenses             1,416                902             3,375              2,597
                                               -----------        ----------       -----------         ----------
            Total expenses                        29,735             21,777            80,862             59,740
                                               -----------        ----------       -----------         ----------

Equity in income of joint ventures                 1,799                282             4,145                598
Interest income                                      430                195               926                641
Minority interest                                     69                111               210                410
                                               -----------        ----------       -----------         ----------
Income before gain on sale of community
   and extraordinary items                        17,147             11,622            47,301             32,659
Gain on sale of community                            677                 --               677                 --
                                               -----------        ----------       -----------         ----------
Income before extraordinary items                 17,824             11,622            47,978             32,659
Extraordinary items                                   --             (2,356)           (1,183)            (2,356)
                                               -----------        ----------       -----------         ----------
Net income                                        17,824              9,266            46,795             30,303
Dividends attributable to preferred stock         (4,914)            (2,468)          (14,742)            (6,070)
                                               -----------        ----------       -----------         ----------
Net income available to common stockholders     $ 12,910           $  6,798         $  32,053           $ 24,233
                                               ===========        ==========       ===========         ==========


Per common share (Note 2):
   Income before extraordinary items            $   0.34           $   0.22         $    0.89           $   0.79
                                               ===========        ==========       ===========         ==========

   Net income per common share                  $   0.34           $   0.22         $    0.89           $   0.79
                                               ===========        ==========       ===========         ==========


     See accompanying notes to condensed consolidated financial statements.

                            AVALON PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                             (Dollars in thousands)


                                                                              Nine months ended
                                                                        -----------------------------
                                                                         9-30-97             9-30-96
                                                                        ----------         ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                           $ 46,795           $ 30,303
    Adjustments to reconcile net income to
      cash provided by operating activities:
          Depreciation and amortization                                    21,086             15,025
          Equity in income of joint ventures                                 (300)               370
          Amortization of deferred compensation                               722                280
          Gain on the sale of community                                      (677)                --
          Extraordinary items                                               1,183              2,356
          Decrease in resident security deposits,
                net of related liability                                      593                 60
          Decrease in cash in escrow                                          191                246
          Increase in prepaid expenses and other assets                    (9,908)            (4,384)
          Increase in accrued expenses, other liabilities
                and accrued interest payable                                1,678              3,182
                                                                        ----------         ----------
                Total adjustments                                          14,568             17,135
                                                                        ----------         ----------
                Net cash provided by operating activities                  61,363             47,438
                                                                        ----------         ----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
    Investment in joint venture                                              (454)              (875)
    Increase in construction payables                                       2,158              4,321
    Purchase and development of real estate                              (217,583)          (230,762)
                                                                        ----------         ----------
                Net cash used in investing activities                    (215,879)          (227,316)
                                                                        ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock, net                                         131,505             47,027
    Issuance of preferred stock, net                                           --            107,581
    Dividends paid                                                        (55,876)           (38,912)
    Borrowings on notes payable                                            12,088              7,000
    Repayments of notes payable                                           (25,058)            (7,127)
    Borrowings under Unsecured Facilities                                 340,000            216,500
    Repayments of Unsecured Facilities                                   (258,000)          (138,500)
    Borrowings under construction loans                                        --                 31
    Repayments of construction loans                                           --            (10,508)
    Payments of deferred financing costs                                   (1,011)            (2,053)
                                                                        ----------         ----------
                Net cash provided by financing activities                 143,648            181,039
                                                                        ----------         ----------
                Net (decrease) increase in cash                           (10,868)             1,161
Cash and cash equivalents, beginning of period                             14,241              1,801
                                                                        ----------         ----------

Cash and cash equivalents, end of period                                 $  3,373           $  2,962
                                                                        ==========         ==========

Cash paid during period for interest, net of amount capitalized          $ 12,339           $  7,541
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

                 On July 1, 1997, the Company completed a public offering of 2,163,000 shares of common stock at a gross sales price of $28.0625 per share. The net cash proceeds from the offering of approximately $57,671 were used primarily to repay amounts outstanding under the Company's unsecured credit facilities.

                 On July 18, 1997, the Company sold a garden-style apartment community, Avalon Farm, located in Frederick, Maryland, to a single buyer for a total sales price of $17,047. The net proceeds from the sale of approximately $16,500 will be used for reinvestment in a new acquisition community. The Company recorded a gain of approximately $677 from the sale and structured the sale as a Section 1031 like-kind exchange under the Internal Revenue Code to defer the recognition of the taxable gain.

                 On August 18, 1997, the Company purchased a 3.54 acre tract of land adjacent to an existing community, Avalon Fields, in Gaithersburg, Maryland for $1,400 for the purpose of expanding the existing community. Construction of a new 96 apartment home community, Avalon Fields II, has started and is expected to be completed in the fourth quarter of 1998.

2.       Summary of Significant Accounting Policies

         Principles of Consolidation of the Company

                 The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned partnerships and subsidiaries and the operating partnership structured as a DownREIT. All significant intercompany balances and transactions have been eliminated in consolidation.

         Real Estate

                 Buildings and improvements are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of 40 years. The Company's policy is to annually assess any impairment in value by making a comparison of the current and projected operating cash flows of each of its communities over its remaining useful life, on an undiscounted basis, to the carrying amount of each community. If such carrying amount is in excess of the estimated projected operating cash flow of the community, the Company would recognize an impairment loss, equivalent to an amount required to adjust the carrying amount to its estimated fair market value.

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

                 The Company's policy is not to actively market any of its communities for sale. In the event the Company decides to sell a community, it will be reclassified as "held for sale" when the Board of Directors approves the decision to sell.

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

         Net Income per Common Share

                 Net income per common share for the three months ended September 30, 1997 and 1996 is based upon 38,453,694 and 30,726,468 weighted average shares of common stock outstanding, respectively. Net income per common share for the nine months ended September 30, 1997 and 1996 is based upon 35,889,375 and 30,563,292 weighted average shares of common stock outstanding, respectively.

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

                 The adoption of SFAS 128, SFAS 129 and SFAS 130 is not expected to have a material impact on the Company's financial condition or results of operations.

         Stockholder's Equity

                 Dividends on the Series A and Series B Cumulative Redeemable Preferred Stock are cumulative from the date of original issue and are payable quarterly on or about the fifteenth day of February, May, August and November of each year, at the annual rate of 9% and 8.96%, respectively, on the liquidation preference of $25 per share. The Series A Preferred Stock is not redeemable prior to February 15, 2001. On or after February 15, 2001, the Series A Preferred Stock may be redeemed for cash at the option of the Company in whole or in part, at a redemption price of $25 per share, plus all accrued and unpaid dividends, if any. The Series B Preferred Stock is not redeemable prior to October 15, 2001. On or after October 15, 2001, the Series B Preferred Stock may be redeemed for cash at the option of the Company in whole or in part, at a redemption price of $25 per share, plus all accrued and unpaid dividends, if any.

         Reclassifications

                 Certain reclassifications have been made to amounts in prior year financial statements to conform with current year presentations. Specifically, overhead expense related to acquisitions previously classified as general and administrative is now included in operating expenses.

3.       Senior Participating Mortgage Note

                 The Company's ownership of the senior participating mortgage note related to the Town Arbor Partnership ("Avalon Arbor") has been accounted for as an investment in real estate. Minority interest represents the excess of the interest income at the pay rate on the mortgage loan over the cash flow from operations generated by the community. This excess is funded from payments drawn from an escrow account established from contributions by the minority partners. At September 30, 1997, the partnership had $2,903 of cash from these contributions available to fund interest payments. The note bears interest at 10.2%. Upon acquisition, the note was restructured to provide for a 9% pay rate. The difference between the stated interest and the pay rate is deferred interest and is added to the principal. The loan also provides for contingent interest of 50% of gross revenues, as defined, and is payable prior to any payments to the partners. No contingent interest has been paid through September 30, 1997. The note entitles the holder to a 50% net residual value of the property at maturity or upon prior disposition of the property. The note may be prepaid subject to stipulated penalties.

4.       Unsecured Facilities

                 The Company's unsecured credit facility (the "Unsecured Facility") is provided by a consortium of six banks that provides for $175,000 in short-term credit and is subject to an annual facility fee of $263. The Unsecured Facility expires on March 31, 2000. As of September 30, 1997, approximately $13,025 of available capacity was used to provide letters of credit and $42,000 was borrowed under the facility. Accordingly, the balance that remains available at September 30, 1997 to be drawn under the Unsecured Facility is $119,975. The Unsecured Facility bears interest based upon a LIBOR, Prime or CD rate election at the Company's option. The current pricing is LIBOR plus .80%, provided, however, that up to $75,000 can be competitively bid at lower pricing if market conditions allow. Pricing may be adjusted higher or lower depending on the Company's senior unsecured debt ratings.

                 The Company's supplemental unsecured credit facility (the "Supplemental Unsecured Facility" and together with the Unsecured Facility, the "Unsecured Facilities") is provided by First Union National Bank in the amount of $50,000 and is subject to an annual facility fee of $75. The Supplemental Unsecured Facility expires on March 31, 2000 and bears a current interest rate of LIBOR plus .80%. At September 30, 1997, $2,542 of available capacity was used to provide letters of credit and $40,000 was borrowed under the Supplemental Unsecured Facility. Accordingly, the balance that remains available at September 30, 1997 to be drawn under the Supplemental Unsecured Facility is $7,458.

                 The weighted average effective interest rates (excluding the cost of facility fees and unused line of credit fees) on borrowings under the Unsecured Facilities for the nine months ended September 30, 1997 and 1996 were 6.4% and 7.0%, respectively. Including the cost of facility fees and unused fees, the weighted average effective interest rates on borrowings under the Unsecured Facilities for the nine months ended September 30, 1997 and 1996 were 7.0% and 7.6%, respectively.

5.       Stockholders' Equity

                 The following summarizes the changes in stockholders' equity for the nine months ended September 30, 1997:

                                                                                          Distributions
                                                                Additional                 in excess of
                                           Preferred   Common     paid-in     Deferred     accumulated
                                             Stock      Stock     capital   compensation     earnings      Total
                                           ---------  --------  ----------  ------------  -------------  ----------
         Stockholders' equity, 12-31-96     $    88    $  334    $752,159    $   (1,699)   $   (12,894)   $737,988
         Net income                              --        --          --            --         46,795      46,795
         Dividends declared                      --        --          --            --        (55,876)    (55,876)
         Issuance of Restricted Common
            Stock                                --         1       3,566            --             --       3,567
         Deferred compensation,
            net of amortization                  --        --          --        (1,884)            --      (1,884)
         Issuance of Common Stock                --        49     131,456            --             --     131,505
                                           ---------  --------  ----------  ------------  -------------  ----------
         Stockholders' equity, 9-30-97      $    88    $  384    $887,181    $   (3,583)   $   (21,975)   $862,095
                                           =========  ========  ==========  ============  =============  ==========


6.       Investments in Joint Ventures

                 At September 30, 1997 and December 31, 1996, investments in joint ventures consist of a 50% general partnership interest in Falkland Partners, a 49% equity interest in Avalon Run, an 86.5% effective equity interest in Town Close Associates (the New Canaan Development Right) and 100% of the operating income from the anticipated Avalon Grove joint venture. The following is a combined summary of the financial position of these joint ventures for the periods presented:


                                                               9-30-97        12-31-96
                                                             ----------      ---------
                   Assets:
                       Real estate, net                       $ 99,226        $92,835
                       Other assets                              3,883          5,029
                                                             ----------      ---------
                   Total assets                               $103,109        $97,864
                                                             ==========      =========

                   Liabilities and partners' equity:
                       Mortgage notes payable                 $ 26,000        $26,000
                       Other liabilities                         2,879          3,786
                       Partners' equity                         74,230         68,078
                                                             ----------      ---------
                   Total liabilities and partners' equity     $103,109        $97,864
                                                             ==========      =========

                 At September 30, 1996, the investments in joint ventures include a 50% general partnership interest in Falkland Partners, a 49% equity interest in Avalon Run and an 86.5% effective equity interest in Town Close Associates. The following is a combined summary of the operating results of these joint ventures for the periods presented:

                                            Three months ended         Nine months ended
                                          ----------------------    ----------------------
                                           09-30-97     9-30-96      9-30-97      9-30-96
                                          ---------    ---------    ---------    ---------

          Rental income                    $ 4,505      $ 2,586      $11,794      $ 7,257
          Other income                          11           17           36           45
          Operating expenses                (1,384)      (1,133)      (3,793)      (3,028)
          Mortgage interest expense           (222)        (215)        (661)        (639)
          Depreciation and amortization       (735)        (446)      (1,991)      (1,266)
                                          ---------    ---------    ---------    ---------

               Net income                  $ 2,175      $   809      $ 5,385      $ 2,369
                                          =========    =========    =========    =========

7.       Extraordinary Items

                 In March 1997, the unamortized deferred financing costs associated with the early retirement of the Company's previous $165,000 unsecured credit facility were written off.


                 In August 1996, the Company recorded a non-recurring charge to earnings for the recorded value of the unamortized deferred financing costs associated with the refinancing of tax-exempt bonds in conjunction with the completion of the new credit enhancement facility with the Federal National Mortgage Association.


8.       Subsequent Events


                 On October 1, 1997, the Company purchased Avalon Colchester (formerly 1470 Beacon Street), a 57 apartment home community in Brookline, Massachusetts for $4,500. This community is near an existing community, Longwood Towers, and the Company will combine the operations of these two communities.

                 On October 8, 1997, the Company purchased interest rate protection in the form of a treasury lock from PaineWebber. The forward commitment of the lock agreement terminates on December 11, 1997.

                 On October 30, 1997, the Company completed a refinancing of approximately $44,000 of tax-exempt bonds related to the Avalon Ridge and Avalon Lea communities. These bonds bear a variable interest rate, will mature on June 15, 2026 and are credit enhanced by the Company's credit enhancement facility with the Federal National Mortgage Association. In connection with this refinancing, the Company purchased an interest rate cap for $101. This cap terminates October 31, 2002 and serves to fix the interest rate on the bonds at 6.9%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

       Certain statements in this Form 10-Q constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The words "believe," "expect," "anticipate," "intend," "estimate," "assume" and other similar expressions which are predictions of or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. In addition, information concerning construction, occupancy and completion of Development Communities and Development Rights (as hereinafter defined) and related cost and EBITDA estimates, are forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are in some cases beyond the control of the Company and may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

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

RECENT DEVELOPMENTS

         Acquisition of Existing Community. On October 1, 1997, the Company purchased Avalon Colchester (formerly 1470 Beacon Street), a 57 apartment home community, in Brookline, Massachusetts for $4,500,000. This community is near an existing community, Longwood Towers, and the Company will combine the operations of these two communities.

         Sale of Existing Community. On July, 18 1997, the Company sold a garden-style apartment community, Avalon Farm, located in Frederick, Maryland, to a single buyer for a total sales price of $17,047,000. The net proceeds of approximately $16,500,000 from the sale will be used for reinvestment in a new acquisition community. The Company recorded a gain of approximately $677,000 from the sale and structured the sale as a Section 1031 like-kind exchange under the Internal Revenue Code to defer the recognition of the taxable gain.

         Land Acquisitions for New Development. On August 18, 1997, the Company purchased a 3.54 acre tract of land adjacent to an existing community, Avalon Fields, in Gaithersburg, Maryland for $1,400,000 for the purpose of expanding the existing community. Construction of a new 96 apartment home community, Avalon Fields II, has started and is expected to be completed in the fourth quarter of 1998.

         Financing Activities. On July 1, 1997, the Company completed a public offering of 2,163,000 shares of common stock at a gross sales price of $28.0625 per share. The net cash proceeds from the offering of approximately $57,671,000 were used primarily to repay amounts outstanding under the Unsecured Facilities.

         On October 8, 1997, the Company purchased interest rate protection in the form of a treasury lock from PaineWebber. The forward commitment of the lock agreement terminates on December 11, 1997.

         On October 30, 1997, the Company completed a refinancing of approximately $44,000,000 of tax-exempt bonds related to the Avalon Ridge and Avalon Lea communities. These bonds bear a variable interest rate, will mature on June 15, 2026 and are credit enhanced by the Company's credit enhancement facility with the Federal National Mortgage Association. In connection with this refinancing, the Company purchased an interest rate cap for $101,000. This cap terminates on October 31, 2002 and serves to fix the interest rate on the bonds at 6.9%.

GENERAL

         The Company's operations consist of the development, construction, acquisition and operation of apartment communities in the Mid-Atlantic and Northeast regions of the United States. At September 30, 1997, the Company held a fee simple ownership in 47 completed and operating communities (one of which, Avalon at Center Place, is subject to a 149 year land lease), a general partnership interest in two other communities (a 50% interest in Falkland Chase and a 49% interest in Avalon Run), a 99% general partner interest in a partnership structured as a "DownREIT" (Avalon at Ballston - Vermont/Quincy) and a 100% interest in a senior participating mortgage note secured by another community (Avalon Arbor) which is accounted for as an investment in real estate. The Company also has a fee simple ownership interest in nine Development Communities.

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

         The analysis that follows compares the operating results of the Company for the three and nine months ended September 30, 1997 and 1996.

         Net income increased $8,557,000 (92.3%) to $17,823,000 for the three months ended September 30, 1997 compared to $9,266,000 for the comparable period of the preceding year. Net income increased $16,492,000 (54.4%) to $46,795,000 for the nine months ended September 30, 1997 compared to $30,303,000 for the comparable period of the preceding year. The primary reason for these increases is additional operating income from communities developed or acquired during 1997 and 1996. Growth in operating income from existing communities as well as the gain recognized from the sale of a community also contributed to these increases.

         Rental income increased $11,756,000 (36.3%) to $44,120,000 for the three months ended September 30, 1997 compared to $32,364,000 the comparable period of the preceding year. Rental income increased $32,360,000 (36.2%) to $121,646,000 for the nine months ended September 30, 1997 compared to $89,286,000 for the comparable period of the preceding year. Of the increase for the nine month period, $29,824,000 was due to newly completed or acquired communities and $2,536,000 was due to rental rate growth from Established Communities that were owned or completed during the period.

         Overall Portfolio - The increase in rental income for the three month and nine month period is primarily due to increases in the weighted average number of occupied apartment homes as well as an increase in the weighted average monthly rental income per occupied apartment home. For the three months ended September 30, 1997, the weighted average monthly revenue per occupied apartment home increased $63 (7.0%) to $963 compared to $900 for the comparable period of the preceding year. For the nine months ended September 30, 1997, the weighted average monthly revenue per occupied apartment home increased $66 (7.4%) to $956 compared to $890 for the comparable period of the preceding year. The weighted average number of occupied apartment homes increased from 10,930 apartment homes for the nine months ended September 30, 1996 to 12,265 apartment homes for the nine months ended September 30, 1997 as a result of the development and acquisition of new communities.

         Established Communities - For the three months ended September 30, 1997, the weighted average monthly revenue per occupied apartment home increased $33 (3.6%) to $943 compared to $910 for the comparable period of the preceding year. The average economic occupancy increased .4% to 96.5% in 1997 from 96.1% in 1996. For the nine months ended September 30, 1997, the weighted average monthly revenue per occupied apartment home increased $30 (3.4%) to $925 compared to $895 for the comparable period of the preceding year. The average economic occupancy increased by .1% to 96.2% in 1997 from 96.1% in 1996. Accordingly, rental revenue from Established Communities increased $989,000 (4.0%) and $2,536,000 (3.5%) for the three and nine month period ended September 30, 1997, respectively, compared to the comparable periods of the preceding year.

         Management fees decreased $75,000 (21.1%) to $280,000 for the three months ended September 30, 1997 compared to $355,000 for the comparable period of the preceding year. These fees decreased $372,000 (32.3%) to $779,000 for the nine months ended September 30, 1997 compared to $1,151,000 for the comparable period of the preceding year. These decreases are primarily due to a decline in the number of apartment homes managed for third-party owners during 1997. These declines are due to the sale and the cancellation of management contracts of some third-party communities in 1996 as well as the acquisition of one Current Community in the second quarter of 1996 and another Current Community in the second quarter of 1997 that were managed by the Company for third-party owners prior to their acquisitions.

         Operating expenses increased $3,848,000 (30.3%) to $16,550,000 for the three months ended September 30, 1997 compared to $12,702,000 for the comparable period of the preceding year. These expenses increased $9,526,000 (27.2%) to $44,551,000 for the nine months ended September 30, 1997 compared to $35,025,000 for the comparable period of the preceding year.

         Overall Portfolio - The $9,526,000 increase for the nine month period is primarily due to the acquisition of new communities, as well as the completion of Development Communities whereby maintenance, property taxes, insurance and other costs are expensed as communities move from the initial construction and lease-up phase to the stabilized operating phase.

         Established Communities - Operating expenses increased $311,000 (3.7%) to $8,756,000 for the three months ended September 30, 1997 compared to $8,445,000 for the comparable period of the preceding year. Operating expenses increased $384,000 (1.6%) to $24,877,000 for the nine months ended September 30, 1997 compared to $24,493,000 for the comparable period of the preceding year. These increases were concentrated in the marketing, maintenance and insurance categories, offset by lower snow removal costs as a result of the mild weather conditions throughout the Northeast and Mid-Atlantic regions during the first quarter of 1997 as compared to the severe winter weather experienced during the first quarter of 1996.

         Interest expense increased $1,364,000 (47.9%) to $4,211,000 for the three months ended September 30, 1997 compared to $2,847,000 for the comparable period of the preceding year. Interest expense increased $4,757,000 (67.1%) to $11,850,000 for the nine months ended September 30, 1997 compared to $7,093,000 for the comparable period of the preceding year. These increases are primarily attributable to higher average outstanding balances under the Company's Unsecured Facilities (as hereinafter defined) in 1997 compared to 1996. In addition, the Company assumed approximately $29,900,000 of conventional debt resulting from the acquisitions of two communities in 1996 and completed the loan closings related to the tax-exempt financing for the Avalon West and Avalon Fields communities in December 1996 and April 1997, respectively. These increases were offset by lower interest and credit enhancement costs in connection with the completion of the tax-exempt, credit enhancement facility with the Federal National Mortgage Association ("Fannie Mae") in the third quarter of 1996 and lower pricing under the Unsecured Facilities.

         Depreciation and amortization increased $2,232,000 (41.9%) to $7,558,000 for the three months ended September 30, 1997 compared to $5,326,000 for the comparable period of the preceding year. Depreciation and amortization increased $6,061,000 (40.3%) to $21,086,000 for the nine months ended September 30, 1997 compared to $15,025,000 for the comparable period of the preceding year. These increases reflect additional depreciation expense for recently acquired and developed communities, offset by lower amortization expense of deferred financing costs due to the completion of the new credit enhancement facility with Fannie Mae.

         General and administrative expenses increased $514,000 (57.0%) to $1,416,000 for the three months ended September 30, 1997 compared to $902,000 for the comparable period of the preceding year. These expenses increased $778,000 (30.0%) to $3,375,000 for the nine months ended September 30, 1997 compared to $2,597,000 for the comparable period of the preceding year. These increases are primarily due to higher telecommunication costs and staff additions related to the implementation of the company-wide systems enhancement program, as well as higher compensation expense under the restricted stock grant program. General and administrative expenses as a percentage of total revenue, however, decreased .2% to 2.7% for the nine months ended September 30, 1997 compared to 2.9% for the comparable period of the preceding year.

         Equity in income of joint ventures increased $1,517,000 to $1,799,000 for the three months ended September 30, 1997 compared to $282,000 for the comparable period of the preceding year. This income increased $3,547,000 to $4,145,000 for the nine months ended September 30, 1997 compared to $598,000 for the comparable period of the preceding year. These increases are principally the result of the non-recurring income from the anticipated Avalon Grove joint venture in which the Company is allocated 100% of the income prior to the formation of the joint venture.

         Interest income increased $235,000 to $430,000 for the three months ended September 30, 1997 compared to $195,000 for the comparable period of the preceding year. Interest income increased $285,000 to $926,000 for the nine months ended September 30, 1997 compared to $641,000 for the comparable period of the preceding year. These increases are primarily due to higher average escrowed cash balances in 1997 compared to 1996 from the sale of Avalon Farm that was structured as a Section 1031 like-kind exchange under the Internal Revenue Code whereby the escrowed proceeds from the sale will be used for reinvestment in a new acquisition community.

         Extraordinary items totaled $1,183,000 for the nine months ended September 30, 1997 and reflects the write-off of unamortized deferred financing costs associated with the early retirement of the Company's previous $165,000,000 unsecured credit facility.

FUNDS FROM OPERATIONS

         Management generally considers Funds from Operations ("FFO") to be an appropriate measure of the operating performance of the Company because it provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with net income as presented in the condensed consolidated financial statements included elsewhere in this report. FFO is determined in accordance with a resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), and is defined as net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sale of property, plus depreciation of real estate assets and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. Further, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO.

   ANALYSIS OF FUNDS FROM OPERATIONS ($ in 000's)


                                                                Three months ended            Nine months ended
                                                          -----------------------------  ----------------------------
                                                             9-30-97         9-30-96        9-30-97        9-30-96
                                                          -------------   -------------  -------------  -------------
   NET INCOME                                              $    17,823     $     9,266    $    46,795    $    30,303

      Depreciation (real estate related)                         7,130           4,783         19,818         13,247
      Joint venture adjustment                                     108              81            278            240
      Gain on sale of community                                   (677)             --           (677)            --
      Extraordinary items                                           --           2,356          1,183          2,356
      Preferred stock dividends                                 (4,914)         (2,468)       (14,742)        (6,070)
                                                          -------------   -------------  -------------  -------------
   FUNDS FROM OPERATIONS                                   $    19,470     $    14,018    $    52,655    $    40,076
                                                          =============   =============  =============  =============

   CASH FLOW PROVIDED BY (USED IN):
      Operating activities                                 $    18,648     $    16,133    $    61,363    $    47,438
      Investing activities                                 $   (42,123)    $  (104,157)   $  (215,879)   $  (227,316)
      Financing activities                                 $    24,096     $    88,873    $   143,648    $   181,039

   WEIGHTED AVERAGE SHARES OUTSTANDING                      38,453,694      30,726,468     35,889,375     30,563,292
                                                          =============   =============  =============  =============

   OTHER CAPITALIZED EXPENDITURES AND OTHER INFORMATION
      Non-recurring capital expenditures:
          Community level- non-revenue generating (1)      $       441     $       453    $     1,721    $     1,287
          Corporate level (2)                              $       185     $       219    $       658    $     1,810
      Loan principal amortization payments                 $       304     $       187    $       946    $       423
      Capitalized deferred financing costs (3)             $       142     $     1,594    $     1,011    $     2,053


------------------

    Footnotes to Analysis of Funds from Operations

(1) The Company expenses all recurring non-revenue generating community expenditures, including carpet and appliance replacements. See "Capitalization of Fixed Assets and Community Improvements."

(2) Represents the cost of new office equipment and computer costs related to the implementation of a company-wide systems enhancement plan.

(3) Substantially all of the deferred financing costs incurred for the nine months ended September 30, 1997 relate to the costs incurred on the closing of the Avalon Fields tax-exempt bonds, the closing of the new $175 million unsecured credit facility and the refinancing of tax-exempt bonds related to the Avalon Lea and Avalon Ridge
    Communities.

CAPITALIZATION OF FIXED ASSETS AND COMMUNITY IMPROVEMENTS

         The Company maintains a policy with respect to capital expenditures that generally provides that only non-recurring expenditures are capitalized. Improvements and upgrades are capitalized only if the item exceeds $15,000, extends the useful life of the asset and is not related to making an apartment home ready for the next resident. Under this policy, virtually all capitalized costs are non-recurring, as recurring make ready costs are expensed as incurred, including costs of carpet and appliance replacements, floor coverings, interior painting and other redecorating costs. Purchases of personal property (such as computers and furniture) are capitalized only if the item is a new addition (i.e., not a replacement) and only if the item exceeds $2,500. The application of these policies for the nine months ended September 30, 1997 resulted in non-revenue, generating capitalized expenditures for Stabilized Communities of approximately $1,721,000 or $128 per apartment home. For the nine months ended September 30, 1997, the Company charged to maintenance expense, including carpet and appliance replacements, a total of approximately $9,142,000 for Stabilized Communities or $682 per apartment home. Management anticipates that capitalized costs per apartment home will gradually rise as the Company's portfolio of communities matures. The table on the following page is a summary of expenditures for both recurring maintenance costs (expensed) and community upgrades (capitalized) for the nine months ended September 30, 1997.

  EXPENDITURES FOR COMMUNITY AND CORPORATE UPGRADES (CAPITALIZED) AND COMMUNITY
                             MAINTENANCE (EXPENSED)
                  (Dollars in thousands, except per home data)




                                                    Number          Balance at         Balance at
                   Community                       of Homes          12-31-96 (1)       9-30-97  (1)
------------------------------------------------  -----------     ---------------    ----------------
STABILIZED
----------
Avalon Watch                                             512            $ 28,340            $ 28,423
Avalon Pavilions                                         932              56,523              56,619
Avalon Glen                                              238              30,077              30,177
Avalon Walk I                                            430              34,505              34,560
Avalon Walk II                                           334              23,597              23,719
Avalon View                                              288              17,773              17,812
Avalon Park                                              372              19,717              19,945
Avalon at Ballston - Washington Towers                   344              36,797              36,887
Avalon at Gayton                                         328               9,830               9,931
Avalon at Hampton I                                      186               3,702               3,739
Avalon at Hampton II                                     231               8,144               8,196
Avalon at Dulles                                         236              11,599              11,678
Avalon Knoll                                             300               7,905               7,980
Avalon Lea                                               296              16,101              16,130
Avalon at Fairway Hills I                                192               9,368               9,401
Avalon Ridge                                             432              25,030              25,184
Avalon at Symphony Glen                                  174               8,079               8,116
Avalon at Park Center                                    492              37,337              37,612
4100 Mass. Avenue                                        308              34,879              34,919
Avalon Woods                                             268               8,235               8,318
Avalon at Carter Lake                                    259              11,502              11,560
Avalon Pointe                                            140               7,748               7,832
Avalon Landing                                           158               9,261               9,302
Avalon Birches                                           312              13,419              13,458
Avalon at Lake Arbor                                     209              11,900              11,914
Avalon at Decoverly                                      368              30,978              31,108
Avalon Summit                                            245              16,152              16,287
Avalon Towers                                            109              15,826              15,895
Longwood Towers                                          307              16,620              16,623
Avalon Fields                                            192              14,262              14,298
Avalon West                                              120              10,624              10,810
Avalon Chase                                             360              23,615              23,636
Avalon Pines                                             174               8,578               8,592
Avalon at Fairway Hills II                               527              33,807              33,840
Avalon at Boulders                                       284              16,038              16,064
AutumnWoods                                              420              30,474              30,593
Avalon Run East                                          206              16,002              16,000
Avalon Station                                           223              11,838              11,932
Avalon Cove                                              504              85,831              89,875
Avalon Crossing                                          132              13,387              13,771
Avalon Springs                                           102              13,628              15,799
Avalon at Ballston - Vermont/Quincy (2)                  454                  --              46,707
Avalon at Center Place (2)                               225                  --              26,411
Avalon at Providence Park (2)                            140                  --              11,051
Avalon Gates                                             340              30,348              34,885
                                                  -----------     ---------------    ----------------
                                                      13,403             869,376             967,589
                                                  -----------     ---------------    ----------------

NEW DEVELOPMENTS                                       3,118             130,212             241,567
----------------

OTHER
-----
Avalon at Lexington                                      198              14,117              14,325
Longwood Towers - Renovation                              --               6,829              14,022
Avalon Green                                             105              12,294              12,424
Avalon Arbor (5)                                         302              27,822              28,296
Avalon Farm (6)                                           --              17,332                  --
Corporate Level Expenditures                              --               3,924               4,582
                                                  -----------     ---------------    ----------------
Grand Total                                           17,126 (7)     $ 1,081,906         $ 1,282,805
                                                  ===========     ===============    ================



                                                          YTD 1997 Capitalized Costs
                                            -------------------------------------------------------
                                                Acquisitions,                 Non-Revenue                       YTD 1997
                                                Construction                Generating Capx               Maintenance Expensed
                                                 and Revenue         ------------------------------   ------------------------------
                   Community                  Generating Costs           Total          Per Home          Total          Per Home
------------------------------------------  ----------------------   --------------    ------------   --------------   -------------
STABILIZED
----------
Avalon Watch                                                 $ --             $ 83           $ 162            $ 339           $ 662
Avalon Pavilions                                               --               96             103              421             452
Avalon Glen                                                     7               93             391              204             857
Avalon Walk I                                                   2               53             123              216             502
Avalon Walk II                                                 --              122             365              176             527
Avalon View                                                    --               39             135              300           1,042
Avalon Park                                                   118              110             296              325             874
Avalon at Ballston - Washington Towers                         --               90             262              263             765
Avalon at Gayton                                               32               69             210              245             747
Avalon at Hampton I                                            12               25             134              155             833
Avalon at Hampton II                                           --               52             225              168             727
Avalon at Dulles                                               46               33             140              220             932
Avalon Knoll                                                   55               20              67              248             827
Avalon Lea                                                     --               29              98              233             787
Avalon at Fairway Hills I                                      --               33             172              151             786
Avalon Ridge                                                   89               65             150              340             787
Avalon at Symphony Glen                                         3               34             195              164             943
Avalon at Park Center                                         140              135             274              304             618
4100 Mass. Avenue                                              15               25              81              290             942
Avalon Woods                                                   --               83             310              149             556
Avalon at Carter Lake                                          --               58             224              228             880
Avalon Pointe                                                  35               49             350              119             850
Avalon Landing                                                 --               41             259              170           1,076
Avalon Birches                                                 --               39             125              165             529
Avalon at Lake Arbor                                           --               14              67              256           1,225
Avalon at Decoverly                                           109               21              57              202             549
Avalon Summit                                                 128                7              29              167             682
Avalon Towers                                                  --               69             633              173           1,587
Longwood Towers                                                --                3              10              290             945
Avalon Fields                                                  --               36             188              116             604
Avalon West                                                   173               13             108               78             650
Avalon Chase                                                   --               21              58              294             817
Avalon Pines                                                   --               14              80               80             460
Avalon at Fairway Hills II                                     17               16              30              345             655
Avalon at Boulders                                             --               26              92              197             694
AutumnWoods                                                   114                5              12              241             574
Avalon Run East                                                (2)              --              --               91             442
Avalon Station                                                 94               --              --              129             578
Avalon Cove                                                 4,044               --              --              191             379
Avalon Crossing                                               384               --              --               87             659
Avalon Springs                                              2,171               --              --               46             451
Avalon at Ballston - Vermont/Quincy (2)                    46,707               --              --              336             740
Avalon at Center Place (2)                                 26,411               --              --               86             382
Avalon at Providence Park (2)                              11,051               --              --               63             450
Avalon Gates                                                4,537               --              --               81             238
                                            ----------------------   --------------    ------------   --------------   -------------
                                                           96,492            1,721             128            9,142             682
                                            ----------------------   --------------    ------------   --------------   -------------

NEW DEVELOPMENTS                                          111,355               --              --              173             N/A
----------------

OTHER
-----
Avalon at Lexington                                           208 (3)           --              --              165             833
Longwood Towers - Renovation                                7,193 (4)           --              --               --              --
Avalon Green                                                  130               --              --              146           1,390
Avalon Arbor (5)                                              474               --             N/A              273             904
Avalon Farm (6)                                           (17,332)              36             118              140             458
Corporate Level Expenditures                                  658               --             N/A               --              --
                                            ----------------------   --------------    ------------   --------------   -------------
Grand Total                                             $ 199,178          $ 1,757             N/A         $ 10,039             N/A
                                            ======================   ==============    ============   ==============   =============


--------------------

(1) Costs are presented in accordance with GAAP and exclude the step-up in basis attributed to continuing investors.

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

(6) Community sold in July 1997.

(7) Excludes Falkland Chase and Avalon Run, 876 apartment homes owned by joint ventures in which the Company holds a 50% interest and 49% interest, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. A primary source of liquidity to the Company is cash flows from operations. Operating cash flows have historically been determined by the number of apartment homes, rental rates and the Company's expenses with respect to such apartment homes. Cash flows used in investing activities and provided by financing activities have historically been dependent on the number of apartment homes under development and construction or that were acquired during any given period.

         Cash and cash equivalents increased $411,000 from $2,962,000 at September 30, 1996 to $3,373,000 at September 30, 1997 due to an increase in operating cash flow and a decrease in investing activities, offset by a decrease in cash provided by investing activities.

                 Net cash provided by operating activities increased by $13,925,000 from $47,438,000 at September 30, 1996 to $61,363,000 at
         September 30, 1997 primarily due to an increase in operating income from newly developed and acquired communities and Established Communities.

                 Cash used in investing activities decreased by $11,437,000 from $227,316,000 at September 30, 1996 to $215,879,000 at September
         30, 1997 primarily due to decreased costs related to the development and construction of apartment communities.

                 Net cash provided by financing activities decreased by $37,391,000 from $181,039,000 at September 30, 1996 to $143,648,000 at
         September 30, 1997 primarily due to the repayment of the loan on the AutumnWoods community and an increase in dividends paid.

         The Company regularly reviews short-term liquidity needs and the adequacy of Funds from Operations and other expected liquidity sources to meet these needs. The Company's primary short-term liquidity needs are to fund normal recurring operating expenses, debt service payments and the minimum dividend payment required to maintain the Company's REIT qualification under the Internal Revenue Code. Management anticipates that these needs will be fully funded from cash flows provided by operating activities. Normal recurring expenditures for maintenance and repairs (including carpet and appliance replacements) are funded from the operating cash flows of Stabilized Communities and are expensed as incurred. Major upgrades or community improvements are capitalized and depreciated over the expected economic useful life of the item only if the expenditure exceeds $15,000 per occurrence and only if the expenditure extends the economic useful life of the community. Purchases of personal property (such as computers and furniture) are capitalized only if the item is a new addition (i.e., not a replacement) and only if the item exceeds $2,500. The application of these policies for the nine month period ended September 30, 1997 resulted in non-revenue, generating capitalized expenditures for Stabilized Communities of $128 per apartment home.

         The Company's $100,000,000 unsecured senior notes will mature in 2002. Since Management anticipates that no portion of the principal of such indebtedness will be repaid prior to maturity and the Company may not have funds on hand sufficient to repay such indebtedness, it will be necessary for the Company to refinance this debt. Such refinancing could be accomplished through additional debt financing, which may be collateralized by mortgages on individual communities or groups of communities, by uncollateralized private or public debt offerings or by additional equity offerings. There can be no assurance that such additional debt financing or debt offerings will be available on terms satisfactory to the Company. Currently, no other permanent indebtedness will require balloon payments prior to the year 2002.

         Capital Resources. To sustain the Company's active development and acquisitions program, continuous access to the capital markets is required. Management intends to match the long-term nature of its real estate assets with long-term cost effective capital. The Company has demonstrated regular and continuous access to the capital markets since its initial public offering, raising approximately $778.5 million and over $492 million in the last 22 months. Management follows a focused strategy to help facilitate uninterrupted access to capital. This strategy includes:

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

5. Conservative accounting practices that provide a high level of quality to reported earnings; and

6.       Timely, accurate and detailed disclosures to the investment community.

         Management believes that these strategies provide a disciplined approach to capital access that is expected to ensure that capital resources are available to fund future portfolio growth.

         The following is a discussion of specific capital transactions, arrangements and agreements that are important to the capital resources of the Company.

Unsecured Facilities

         On March 31, 1997, the Company obtained a new unsecured credit facility (the "Unsecured Facility") for $175,000,000. This new facility replaced the previous $165,000,000 unsecured credit facility. The new Unsecured Facility is provided by a consortium of six banks and is subject to an annual facility fee of $262,500. The Unsecured Facility expires in March 2000. Borrowings under the new facility bear an interest rate of .80% over LIBOR. A competitive bid option is available for up to $75,000,000 which may result in lower pricing if market conditions allow. At September 30, 1997, $42,000,000 was borrowed, $13,025,000 was used to provide letters of credit and $119,975,000 was available for borrowing under the Unsecured Facility. The Company will use borrowings under the Unsecured Facility for capital expenditures, acquisitions of developed or undeveloped communities, construction, development and renovation costs, credit enhancement for tax-exempt bonds and for working capital purposes.

         The Company's supplemental unsecured credit facility (the "Supplemental Unsecured Facility" and together with the Unsecured Facility, the "Unsecured Facilities") is provided by First Union National Bank in the amount of $50,000,000 and is subject to an annual facility fee of $75,000. The Supplemental Unsecured Facility expires in March 2000 and bears an interest rate of LIBOR plus .80%. At September 30, 1997, $2,542,000 of available capacity was used to provide letters of credit and $40,000,000 was borrowed under the Supplemental Unsecured Facility. Accordingly, the balance that remains available at September 30, 1997 to be drawn under the Supplemental Unsecured Facility is $7,458,000.

Interest Rate Protection Agreements

         On October 8, 1997, the Company purchased interest rate protection in the form of a treasury lock from PaineWebber. This agreement serves to hedge interest rate risk of the Company's planned corporate 10-year debt offering at an interest rate of 6.125% on a notional amount of $75,000,000. The forward commitment of the lock agreement terminates on December 11, 1997.

         In connection with the refinancing of the tax-exempt bonds related to the Avalon Lea and Avalon Ridge communities, the Company purchased an interest rate cap for $101. This cap terminates October 31, 2002 and serves to fix the interest rate on the bonds at 6.9% (see "Financing Transactions Completed" on the next page).

         The Company is not a party to any long-term interest rate agreements, other than the interest rate protection agreements described above. The Company intends, however, to evaluate the need for long-term interest rate protection agreements as interest rate market conditions dictate and has engaged a consultant to assist in managing the Company's interest rate risks and exposure.

Financing Transactions Completed

         On July 1, 1997, the Company completed a public offering of 2,163,000 shares of common stock at a gross sales price of $28.0625 per share. The net cash proceeds from the offering of approximately $57,671,000 were used primarily to repay amounts outstanding under the Unsecured Facilities.

         On October 30, 1997, the Company completed a refinancing of approximately $44,000,000 of tax-exempt bonds related to the Avalon Ridge and Avalon Lea communities. These bonds bear a variable interest rate, will mature on June 15, 2026 and are credit enhanced by the Company's credit enhancement facility with the Federal National Mortgage Association.

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

         Management anticipates that available borrowing capacity under the Unsecured Facilities and Funds from Operations will be adequate to meet future expenditures required to commence construction of each of the Development Rights. In addition, the Company currently anticipates funding construction of some (but not all) of the Development Rights under the expected remaining capacity of the Unsecured Facilities. However, before the construction of a Development Right commences, the Company intends, as appropriate, to issue additional equity or debt securities, arrange additional capacity under the Unsecured Facilities or future credit facilities or obtain additional construction loan commitments not currently in place to ensure that adequate liquidity sources are in place to fund the construction of a Development Right, although no assurance can be given in this regard.

         The table on the following page summarizes debt maturities for the next five years (excluding the Unsecured Facilities):

                           AVALON PROPERTIES, INC.

                            DEBT MATURITY SCHEDULE

                            (Dollars in thousands)


                                                                              Balance Outstanding at
                                                                             ------------------------
                                                      All-in       Maturity
                   Community                       Interest Rate     Date     12-31-96       9-30-97
------------------------------------------------   -------------   --------  ----------    ----------
Tax-Exempt Bonds:

    Fixed Rate

  * Avalon Lea (Custodial Receipts)                      5.71%       Nov-07   $  16,782     $  16,830
  * Avalon Ridge  (Custodial Receipts)                   5.69%       Nov-07      26,724        26,806
  * Avalon at Dulles                                     7.04%       Jul-24      12,360        12,360
  * Avalon at Hampton II                                 7.04%       Jul-24      11,550        11,550
  * Avalon at Symphony Glen                              7.06%       Jul-24       9,780         9,780
  * Avalon View                                          7.55%       Aug-24      19,487        19,365
  * Avalon at Lexington                                  6.56%       Feb-25      15,284        15,125
  * Avalon Knoll                                         6.95%       Jun-26      14,070        13,956
  * Avalon Landing                                       6.85%       Jun-26       6,969         6,912
  * Avalon West                                          7.73%       Dec-36       8,771         8,739
  * Avalon Fields                                        7.57%       May-27          --        12,049
                                                                              ---------     ---------

                                                                                141,777       153,472
    Variable Rate

  * Avalon at Fairway Hills I                                        Jun-26      11,500        11,500
  * Avalon at Hampton I                                              Jun-26       8,060         8,060
  * Avalon Pointe                                                    Jun-26       6,387         6,387
                                                                              ---------     ---------

                                                                                 25,947        25,947
Conventional Loans:

    Fixed Rate

  * AutumnWoods (1)                                      9.25%       Nov-97      24,335            --
    Unsecured Senior Notes                              7.375%       Sep-02      99,869        99,886
  * Avalon Pines                                         8.00%       Dec-03       5,529         5,466
  * Avalon Walk II                                       8.93%       Nov-04      13,149        13,012
                                                                              ---------     ---------

                                                                                142,882       118,364
     Variable Rate-None                                                              --            --
                                                                              ---------     ---------

Total notes payable - excluding Unsecured Facilities                          $ 310,606     $ 297,783
                                                                              =========     =========

                                                                              Total Maturities
                                                       ----------------------------------------------------------
                                                       Balance
                   Community                           of 1997   1998     1999     2000       2001     Thereafter
---------------------------------------------------    -------  ------   ------   ------    -------    ----------
Tax-Exempt Bonds:

    Fixed Rate

  * Avalon Lea  (Custodial Receipts)                   $   --   $   --   $   --   $   --    $    --    $  16,830
  * Avalon Ridge  (Custodial Receipts)                     --       --       --       --         --       26,806
  * Avalon at Dulles                                       --       --       --       --         --       12,360
  * Avalon at Hampton II                                   --       --       --       --         --       11,550
  * Avalon at Symphony Glen                                --       --       --       --         --        9,780
  * Avalon View                                            51      230      290      330        350       18,114
  * Avalon at Lexington                                    54      226      240      255        271       14,079
  * Avalon Knoll                                           38      163      175      187        200       13,193
  * Avalon Landing                                         20       83       89       95        101        6,524
  * Avalon West                                            11       46       50       53         57        8,522
  * Avalon Fields                                          40      127      137      147        157       11,441
                                                       ------   ------   ------   ------    -------    ---------

                                                          214      875      981    1,067      1,136      149,199
    Variable Rate

  * Avalon at Fairway Hills I                              --       --       --       --         --       11,500
  * Avalon at Hampton I                                    --       --       --       --         --        8,060
  * Avalon Pointe                                          --       --       --       --         --        6,387
                                                       ------   ------   ------   ------    -------    ---------

                                                           --       --       --       --         --       25,947
Conventional Loans:

    Fixed Rate

  * AutumnWoods (1)                                        --       --       --       --         --           --
    Unsecured Senior Notes                                 --       --       --       --         --       99,886
  * Avalon Pines                                           32      103      112      121        131        4,967
  * Avalon Walk II                                         48      202      221      241        264       12,036
                                                       ------   ------   ------   ------    -------    ---------

                                                           80      305      333      362        395      116,889
     Variable Rate-None                                    --       --       --       --         --           --
                                                       ------   ------   ------   ------    -------    ---------

Total notes payable - excluding Unsecured Facilities   $  294   $1,180   $1,314   $1,429    $ 1,531    $ 292,035
                                                       ======   ======   ======   ======    =======    =========


 (1) Note repaid in August 1997.

  *  Indicates loan is collateralized by the community.

BUSINESS CONDITIONS; INFLATION

         The Company's principal markets are characterized by high barriers to entry and restrictive zoning and it often takes years to obtain entitlements to build an apartment community. For this reason, little new rental product has been added in recent years. For the markets north of Maryland, Management is not aware of any significant level of planned apartment construction starts. For the Washington, D.C. metropolitan area, permitting activity has increased, with 8,000 apartment homes in planning for delivery over the next 36-month period. Estimated absorption during this period totals 9,000 apartment homes, which would create a supply-demand balance that would be slightly favorable for owners of multifamily apartment communities.

         At September 30, 1997, Management had positioned the Company's portfolio of Established Communities, excluding communities owned by joint ventures, to a physical occupancy level of 97.3% and achieved an average economic occupancy of 96.2% for the nine months ended September 30, 1997. Average economic occupancy for the Established Communities for the nine months ended September 30, 1996 was 96.1%. This continued high occupancy was achieved through aggressive marketing efforts combined with limited and targeted pricing adjustments. This positioning has resulted in overall growth in rental revenue from Established Communities between periods. It is Management's strategy to maximize total rental revenue through management of rental rates and occupancy levels. If market and economic conditions change, Management may adopt a strategy of maximizing rental rates, which could lead to lower occupancy levels, if Management believes that this strategy will maximize rental revenue. Given the currently high occupancy level of the portfolio, Management anticipates that, for the foreseeable future, any rental revenue and net income gains from currently owned and Established Communities would be achieved primarily through higher rental rates and enhanced operating cost leverage provided by high occupancy, rather than through continued occupancy gains.

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

DEVELOPMENT COMMUNITIES

         At September 30, 1997, nine Development Communities were under construction. The total capitalized cost of these Development Communities, when completed, is currently expected to be approximately $295.6 million. There can be no assurance that the Company will complete the Development Communities, that the Company's budgeted costs, leasing, start dates, completion dates, occupancy or estimates of "EBITDA as % of Total Budgeted Cost" will be realized or that future developments will realize comparable returns.

         In accordance with GAAP, the Company capitalizes interest expense during construction until each building obtains a certificate of occupancy, thereafter, interest for each completed building is expensed. Capitalized interest for the three months ended September 30, 1997 and 1996 totaled $2,076,000 and $3,280,000, respectively. Capitalized interest for the nine months ended September 30, 1997 and 1996 totaled $7,092,000 and $9,690,000, respectively.

         The following page presents a summary of Development Communities:

                        DEVELOPMENT COMMUNITIES SUMMARY

                            NUMBER OF    BUDGETED                                  ESTIMATED     ESTIMATED       EBITDA AS %
                            APARTMENT      COST       CONSTRUCTION     INITIAL    COMPLETION   STABILIZATION       OF TOTAL
                              HOMES     ($ MILLIONS)     START        OCCUPANCY       DATE        DATE (1)     BUDGETED COST (2)
                           ----------  ------------- -------------- ------------ ------------ --------------- -------------------
Conventionally Financed
-----------------------
Avalon Commons
Smithtown, NY                    312    $       32.5     Q1 1996      Q1 1997       Q3 1997       Q4 1997           10.2%

Avalon Crescent
Tysons Corner, VA                558            57.3     Q1 1996      Q4 1996       Q4 1997       Q1 1998           10.9%

Avalon Gardens
Nanuet, NY                       504            53.3     Q3 1996      Q2 1997       Q4 1998       Q1 1999           10.8%

Avalon Court
Melville, NY                     154            17.8     Q4 1996      Q2 1997       Q4 1997       Q1 1998           10.9%

Avalon at Fair Lakes
Fairfax, VA                      234            23.2     Q1 1997      Q4 1997       Q2 1998       Q4 1998           10.0%

Avalon at Faxon Park
Quincy, MA                       171            15.8     Q1 1997      Q1 1998       Q3 1998       Q4 1998           11.0%

Avalon Fields II
Gaithersburg, MD                  96             9.2     Q3 1997      Q3 1998       Q4 1998       Q1 1999           10.2%

Avalon Willow
Mamaroneck, NY                   227            41.8     Q2 1997      Q3 1998       Q1 1999       Q2 1999            9.2%

Avalon at Cameron Court
Alexandria, VA                   460            44.7     Q2 1997      Q1 1998       Q4 1998       Q1 1999           10.3%
                           ----------  -------------                                                          -------------------

                               2,716    $      295.6                                                                10.4%
                           ==========  =============                                                          ===================


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

DEVELOPMENT RIGHTS

         The Company is currently considering the development of 20 new apartment communities. The status of these Development Rights range from land owned or under contract for which design and architectural planning has just commenced to land under contract or owned by the Company with completed site plans and drawings where construction can commence almost immediately. There can be no assurance that the Company will succeed in obtaining zoning and other necessary governmental approvals or the financing required to develop these communities, or that the Company will decide to develop any particular community. Further, there can be no assurance that construction of any particular community will be undertaken or, if undertaken, will begin at the expected times assumed in the financial projections or be completed at the total budgeted cost. Although there is no assurance that all or any of these communities will proceed to development, the successful completion of all of these communities would ultimately add approximately 5,628 institutional-quality apartment homes to the Company's portfolio. At September 30, 1997, the cumulative capitalized costs incurred in pursuit of the 20 Development Rights were approximately $16.1 million, including the capitalized cost of $6.6 million related to the purchase of land in New Canaan, Connecticut. Many of these apartment homes will offer features like those offered by the communities currently owned by the Company. The 20 Development Rights that the Company is currently pursuing are summarized below.

                           DEVELOPMENT RIGHTS SUMMARY

                                                                                            TOTAL
                                                            ESTIMATED                      BUDGETED
                                                            NUMBER OF                        COST
                              LOCATION                        HOMES                      ($ MILLIONS)
                        ----------------------            -------------                 -------------
                    1.  Freehold, NJ                               452                   $     38.7
                    2.  New Canaan, CT (1)                         104                         24.9
                    3.  Greenburgh - II, NY                        500                         74.0
                    4.  Greenburgh - III, NY                       266                         39.3
                    5.  Darien, CT                                 172                         22.3
                    6.  Fort Lee, NJ                               351                         56.4
                    7.  Peabody, MA                                434                         35.9
                    8.  Hull, MA                                   162                         15.0
                    9.  Jersey City - II, NJ                       269                         50.8
                   10.  New Rochelle, NY                           408                         62.7
                   11.  Melville - II, NY                          340                         39.8
                   12.  Wilmington, MA                             204                         19.5
                   13.  Stamford, CT                               190                         29.6
                   14.  Orange, CT                                 172                         15.7
                   15.  Ridgefield, CT                             240                         30.2
                   16.  Bronxville, NY (1)                         110                         24.7
                   17.  Parsippany, NJ                             460                         64.0
                   18.  Danbury, CT                                268                         24.4
                   19.  Yonkers, NY                                256                         33.7
                   20.  Florham Park, NJ                           270                         37.5
                                                          -------------                 ------------
                        Total                                    5,628                   $    739.1
                                                          =============                 ============


(1) Currently anticipated that the land seller will retain a minority limited partnership interest.

PART II          OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In March 1996, Procida Construction Corporation, the original contractor selected to build Avalon Cove, notified the Company that it was not able to complete the contract within the guaranteed maximum price and subsequently defaulted on its contractual obligations. In April 1996, the Company filed a demand for arbitration with the American Arbitration Association in New York against Procida Construction Corporation to recover any excess over the original guaranteed maximum price contract and instituted suit in the U.S. District Court to compel arbitration. Procida Construction has since filed Chapter 11 Bankruptcy. On October 21, 1997, the United States Bankruptcy court entered an order authorizing a settlement reached between Town Cove Jersey City Urban Renewal Inc. and the debtor, Procida Construction. Pursuant to the settlement Town Cove Jersey City Urban Renewal Inc. agreed to pay the Debtor $387,500.00 and the parties agreed to release one another from any and all claims arising from performance of the work on the project. The settlement was finalized on November 12, 1997.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         On July 1, 1997, the Company completed a public offering of 2,163,000 shares of common stock at a gross sales price of $28.0625 per share. The net cash proceeds from the offering of approximately $57,671,000 were used primarily to repay amounts outstanding under the Company's Unsecured Facilities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)      Exhibit No.     Description

                 10.15           New Employment Agreement between the Company and Richard L.
                                 Michaux dated July 15, 1997

                 10.16           New Employment Agreement between the Company and Charles H.
                                 Berman dated July 16, 1997

                 27.1            Financial Data Schedule

         b)    Reports on Form 8-K

On July 1, 1997, the Company filed a Current Report on Form 8-K relating to the public offering of 2,163,000 shares of common stock.

                                   SIGNATURES





         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 AVALON PROPERTIES, INC.


 Date:  November 12, 1997        By       /s/  RICHARD L. MICHAUX
                                     ------------------------------------------
                                 Richard L. Michaux, Chairman of the Board,
                                 Chief Executive Officer and
                                 Director (Principal Executive Officer)




 Date:  November 12, 1997        By       /s/  THOMAS J. SARGEANT
                                     ------------------------------------------
                                 Thomas J. Sargeant, Chief Financial Officer,
                                 Treasurer and Secretary
                                 (Principal Financial and Accounting Officer)