Form 10-Q/A
period 1997-09-30
AVALON PROPERTIES INC
filed 1997-11-14
CIK 911536

================================================================================


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                 FORM 10-Q/A

                              (Amendment No. 1)


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

                            AVALON PROPERTIES, INC.



                                     INDEX


PART I         FINANCIAL INFORMATION


               This amendment is filed to correct the typographical error in the earnings per share reported on the Condensed Consolidated
               Statement of Operations on the Company's Form 10-Q for the quarterly period September 30, 1997 filed on November 14, 1997.


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

                            AVALON PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                 (Dollars in thousands, except per share data)

                                                    Three months ended                    Nine months ended
                                               -----------------------------       ------------------------------
                                                 9-30-97           9-30-96           9-30-97             9-30-96
                                               -----------        ----------       -----------         ----------
Revenue:
   Rental income                                $ 44,120           $ 32,364         $ 121,646           $ 89,286
   Management fees                                   280                355               779              1,151
   Other income                                      184                 92               457                313
                                               -----------        ----------       -----------         ----------
            Total revenue                         44,584             32,811           122,882             90,750
                                               -----------        ----------       -----------         ----------

Expenses:
   Operating expenses                             16,550             12,702            44,551             35,025
   Interest expense                                4,211              2,847            11,850              7,093
   Depreciation and amortization                   7,558              5,326            21,086             15,025
   General and administrative expenses             1,416                902             3,375              2,597
                                               -----------        ----------       -----------         ----------
            Total expenses                        29,735             21,777            80,862             59,740
                                               -----------        ----------       -----------         ----------

Equity in income of joint ventures                 1,799                282             4,145                598
Interest income                                      430                195               926                641
Minority interest                                     69                111               210                410
                                               -----------        ----------       -----------         ----------
Income before gain on sale of community
   and extraordinary items                        17,147             11,622            47,301             32,659
Gain on sale of community                            677                 --               677                 --
                                               -----------        ----------       -----------         ----------
Income before extraordinary items                 17,824             11,622            47,978             32,659
Extraordinary items                                   --             (2,356)           (1,183)            (2,356)
                                               -----------        ----------       -----------         ----------
Net income                                        17,824              9,266            46,795             30,303
Dividends attributable to preferred stock         (4,914)            (2,468)          (14,742)            (6,070)
                                               -----------        ----------       -----------         ----------
Net income available to common stockholders     $ 12,910           $  6,798         $  32,053           $ 24,233
                                               ===========        ==========       ===========         ==========


Per common share (Note 2):
   Income before extraordinary items            $   0.34           $   0.30         $    0.93           $   0.87
                                               ===========        ==========       ===========         ==========

   Net income per common share                  $   0.34           $   0.22         $    0.89           $   0.79
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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)      Exhibit No.     Description


               (1)   10.15       New Employment Agreement between the Company and Richard L.
                                 Michaux dated July 15, 1997



               (1)   10.16       New Employment Agreement between the Company and Charles H.
                                 Berman dated July 16, 1997



               (1)   27.1        Financial Data Schedule



               (1) Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 1997 filed on November 14, 1997.


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