Form 10-K
period 1997-12-31
AVALON PROPERTIES INC
filed 1998-03-30
CIK 911536

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                         Commission file number 1-12452

                            AVALON PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)

                             ----------------------

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

                             ----------------------

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

                                    Yes [x]   No [ ]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The aggregate market value of the voting stock held by nonaffiliates of the Registrant, as of March 16, 1998, was $1,207,907,652.

       The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of March 16, 1998 was 43,139,559.


                      Documents Incorporated by Reference
                      -----------------------------------
                                      None


================================================================================

                               TABLE OF CONTENTS

                                                                                                         PAGE
                                                                                                         ----
                                                                PART I
ITEM 1.            BUSINESS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

ITEM 2.            COMMUNITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

ITEM 3.            LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS  . . . . . . . . . . . . . . . . . . . 21

                                                               PART II

ITEM 5.            MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                            STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

ITEM 6.            SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23

ITEM 7.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . 26

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . . . . . . . . . . . . . . . . . . 42

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                            ON ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . . . . . . . . . . . . . . 42

                                                               PART III

ITEM 10.           DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT   . . . . . . . . . . . . . . . . . . . 43

ITEM 11.           EXECUTIVE COMPENSATION   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 48

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                            AND MANAGEMENT  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 55

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS   . . . . . . . . . . . . . . . . . . . 56

                                                               PART IV

ITEM 14.           EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND
                            REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 58

SIGNATURES          . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 62

                                     PART I

         This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statement. Certain factors that might cause such a difference are discussed in the section entitled "Forward-Looking Statements" on page 26 of this Form 10-K.

ITEM 1.  BUSINESS

Geographic Expansion and Merger

         The Company continuously evaluates distinct geographical regions in the U.S. for attractive investment opportunities. After careful analysis, the Company has determined that selected markets in the Midwest region of the U.S. have similar high barrier-to-entry characteristics similar to those experienced in the Mid-Atlantic and Northeast markets. As a result, the Company has expanded into the Midwest with the purchase of a portion of the Trammell Crow Residential - Midwest ("TCR/MW") portfolio and has separately identified and acquired four additional communities in the Midwest unrelated to the TCR/MW portfolio.

         On December 22, 1997, the Company and Avalon DownREIT V, L.P., a limited partnership formed by the Company (the "Operating Partnership"), completed the principal phase of the acquisitions contemplated by a Contribution and Exchange Agreement (the "Contribution Agreement") with TCR/MW, pursuant to which the Company acquired six apartment communities (the "TCR Communities") containing a total of 1,625 apartment homes for approximately $137,117,000 and the Company expects to acquire two additional apartment communities (these two apartment communities are referred to as the "Pending Midwest Communities," and, together with the TCR Communities, are referred to as the "New Communities") containing a total of 704 apartment homes. In connection with the acquisition of the TCR Communities, the Company assumed tax-exempt floating rate debt with an outstanding principal balance of approximately $27,305,000 maturing on December 1, 2025. The New Communities are located in the Chicago, Cincinnati, Indianapolis, Minneapolis and St. Louis metropolitan areas. The Company expects to acquire one of the Pending Midwest Communities during the second quarter of 1998 and to acquire the other Pending Midwest Community currently under construction in 1999. The Company also acquired certain third-party management contracts and the right to acquire from an unrelated third-party an undeveloped parcel of land on which the Company expects to build one apartment community.

         In addition to the acquisition of the TCR Communities, the Company has separately identified and purchased four additional communities in the Midwest containing a total of 1,383 apartment homes for an aggregate purchase price of $84,392,000. Management believes the Midwest acquisitions will facilitate the following goals:

         - establish a growth platform in the high barrier-to-entry markets of the Midwest at a lower cost than could be achieved in such markets through single property acquisitions or development;
         - allow the Company to enter markets in the Midwest with a critical mass of apartment communities that have internal earnings growth potential consistent with the Company's existing portfolio;
         - provide important economic diversification of the Company's portfolio of apartment communities;
         -  generate a pipeline of acquisition and development communities; and
         - produce immediate earnings growth and accelerate long-term earnings growth.

         On March 8, 1998, the Company announced that it has entered into a definitive strategic merger agreement with Bay Apartment Communities, Inc. ("Bay"), pursuant to which the Company will be merged into Bay, the surviving entity (the "Merger"). Under the terms of the agreement, each outstanding common share of the Company will be exchanged for 0.7683 shares of common stock of Bay. The Merger will be structured as a purchase of the Company by Bay for accounting purposes. The Merger is expected to close in June 1998 and is subject to the approval of both companies' shareholders and other customary regulatory conditions and there can be no assurance that the Merger will be consummated or that the required conditions to closing will be met. The surviving company, to be named Avalon Bay Communities, Inc. (the "New Company"), will own 140 apartment communities containing 40,506 apartment homes in 29 markets in 15 states and the District of Columbia.

         On March 8, 1998, the Company announced that it is has entered into a definitive agreement to acquire selected assets on a presale basis from Trammell Crow Residential - Pacific Northwest ("TCR-NW"). The presale acquisitions are expected to be completed during the next 24 to 36 months. The acquisitions include seven communities in the Seattle, Washington market and one community in the Portland, Oregon market for a total investment by the Company of up to $279 million. Together, these eight communities are expected to contain 2,411 apartment homes when completed. The Company will manage these communities after acquiring ownership. Management believes the Northwest markets of Seattle and Portland will enhance the Company's established development strategy of operating in regions and markets where significant new economic growth is expected and future multifamily housing supply is constrained. This expansion is consistent with the Company's strategy to achieve long term earnings growth by providing a high quality platform for expansion while also providing additional economic and geographic diversity.

General

         Avalon Properties, Inc. ("Avalon" or the "Company") is an integrated real estate operating company concentrating exclusively on apartment community acquisition, construction, development and management in the high barrier-to-entry markets of the United States. The Company was incorporated under the laws of the State of Maryland in August 1993 and was formed to continue and expand the multifamily apartment community acquisition, construction, development and management operations of the Trammell Crow Residential Mid-Atlantic and Northeast Groups (collectively, the "Predecessor"). Avalon is a self-administered and self-managed equity Real Estate Investment Trust ("REIT"). As of March 16, 1998, the Company's portfolio includes 22,549 Class A, institutional-quality apartment homes including 2,825 apartment homes under construction (see "Communities") and the Company manages 1,970 apartment homes for unaffiliated institutional owners. The Company's apartment communities are conveniently located in areas within close proximity to recreational amenities, schools, entertainment and dining, and easy access to employment. The Company currently employs approximately 970 people.

         A principal operating objective of the Company's management ("Management") is to increase both operating cash flow growth and long-term stockholder value. Management's strategies to achieve this objective include
(i) generating consistent, sustained earnings growth at each community through increased revenue (from high occupancy and targeted value pricing) and increased operating margins (from aggressive expense management); (ii) selective investment in new acquisition and development communities in the Company's targeted geographical areas; and (iii) the use of a conservative capital structure to provide continued access to capital markets at the lowest possible cost. Management believes that these strategies are generally best implemented by building and acquiring institutional-quality assets in supply-constrained markets where new household formations have out-paced multifamily permit activity. Management actively seeks opportunities to acquire individual communities or portfolios of communities, which may include entry into new supply-constrained markets, and enters into negotiations concerning potential acquisitions. Management believes that its business strategy will lead to higher occupancy levels, increased rental rates and predictable and growing cash flow. There can be no assurance that any negotiations will be successful and result in future acquisitions or that the Company's business strategy will have its intended results.

         The following business discussion relates to the Company's pre-merger. Because the Company and Bay have similar strategies, markets and operations, the Company expects that the combined entity will conduct its business in a substantially similar manner after the Merger.

         OPERATING STRATEGIES: Intense focus on the operations of the existing portfolio is an important strategy necessary to realize consistent, sustained earnings growth. Management believes that such focus is best achieved when operating only one type of real estate. To this end, the Company concentrates exclusively on apartment community acquisition, construction, development and management. The Company intends to increase earnings through focused on-site property management that is expected to result in higher revenue from Company-owned communities and operating cost containment. Ensuring resident satisfaction by providing service that exceeds the resident's expectations, increasing rents as market conditions allow, maximizing rent collections and maintaining community occupancy at optimal levels comprise the principal strategies to maximize revenue. Lease terms are generally staggered based on vacancy exposure by apartment type so that lease expirations are better matched to each community's rental patterns. On-site property management teams receive bonuses based largely upon the net operating income produced at their community as well as rental rate increases achieved and lease renewals (which implicitly measure resident satisfaction). Controlling and leveraging operating expenses also contributes to earnings growth. High occupancy through resident retention is a principal strategy. High resident retention eliminates the cost of preparing an apartment home for a new resident and reduces marketing and other costs.
The Company also aggressively pursues real estate tax appeals and scrutinizes operating costs. Invoices are recorded on-site to ensure the careful monitoring of budgeted versus actual expenses; supplies are purchased in bulk and directly from manufacturers where possible; vendor contracts are bid on a volume basis; turnover work is performed in-house or by third parties depending upon the least costly alternative; and preventive maintenance is undertaken regularly to maximize resident satisfaction and property and equipment life. Growth in the portfolio and the resulting increase in revenue allows the Company to spread fixed operating costs over a larger volume of revenue, thereby increasing operating margins. The Company has enjoyed significant operating cost leverage in recent years as operating costs, including write-off of deferred development costs, as a percentage of total revenues have declined from 46% in 1991 to 36.1% in 1997.

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

         Acquisitions. Management has targeted certain high barrier-to-entry markets in the Northeast, Mid-Atlantic and Midwest regions of the United States for acquisition opportunities. Recently, the company has begun expanding into selected Pacific Northwest markets and entered into a merger agreement with Bay that will add Bay's current markets in California to the Company's markets.
The Company will continue to diversify its investments within these regions, not just geographically, but also by the number of apartment homes and features offered. Each acquisition candidate must have the potential to deliver sustained earnings growth over time that meets or exceeds the current portfolio growth rate. Additionally, the following criteria are important in an acquisition community: i) the community must have been completed after 1984 or, if older, must be in a non-duplicable in-fill location and be able to support the capital investment required for a significant renovation; ii) the community has existing tax-exempt debt financing; and iii) the community has adjacent zoned land that can be acquired with the community and be developed. One of the characteristics of the Company's markets is the presence of older apartment communities (often 10 to 30 years old or older) that are currently attractive acquisition targets for the Company. In many cases, these communities are in attractive in-fill locations, but are poorly maintained and marketed, inefficiently managed and are challenging to renovate. Improvements to landscaping amenities and the physical structure of the buildings, coupled with more effective management and marketing, may result in attractive yields on these communities. Management believes that many of these older communities can support the capital investment required to bring the community up to institutional-quality condition while delivering attractive post-renovation yields.

         The financial position of the Company continues to support the ability to make selective acquisitions, and Management expects to continue its acquisition efforts into 1998, both before and after the Merger. Management's discipline to be selective in its acquisition candidates is strengthened by the presence of a strong development capability that is an important alternative source of portfolio growth. Beyond 1998, Management anticipates that attractive acquisition opportunities may diminish as the current real estate recovery progresses. Given a competitive acquisition environment, Management believes that the Company enjoys an advantage over other real estate investors in the following areas:

- The Company maintains seven offices throughout the Northeast, Mid-Atlantic and Midwest regions and has substantial knowledge of local markets which facilitates the acquisition process.

- The Company maintains a development capacity that lessens the dependence on acquisitions for external earnings growth.

         The Company also expects to add offices in the Pacific Northwest and (after the Merger) in Northern and Southern California, and believes that it will continue to benefit from these advantages.

         Management also expects to divest communities to help ensure that the overall portfolio can meet earnings growth targets. One community in Frederick, Maryland was sold during 1997 pursuant to this strategy. Further, as acquisition opportunities diminish due to the strengthening real estate market, the reduced supply of acquisition candidates may provide a favorable environment for the Company to sell assets. Accordingly, Management anticipates additional dispositions will occur over the next several years.

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

         Management has significant experience developing apartment communities in its principal markets, as well as managing the unique development risks presented by these markets. Since 1980, Management has developed approximately 19,400 apartment homes. Since the Company's initial pubic offering ("Initial Offering"), Management has developed 17 communities, totaling 4,301 apartment homes. The development of each of these communities is managed by an experienced development vice president, who operates out of the local development office, under the supervision of senior Management. The combined years of experience for officers principally involved in construction and development matters exceeds 100 years. As a developer of real estate, the Company enjoys opportunities that are not available to companies that strictly acquire existing developed real estate. There are risks, however, to developing real estate, including risk of zoning changes and unforeseen conditions (such as unforeseen problems presented by soils or environmental conditions). Further, there is the possibility that a Development Right (as hereinafter defined) could proceed to development based on certain assumptions concerning economic conditions that may not be realized due to subsequent unforeseen changes in economic conditions. These development risks, however, are not dissimilar to the risks of acquiring real estate, and Management believes that the Company's internal due diligence and financial analysis procedures mitigate these risks. The following is a summary of how the internal development process functions and how the Company mitigates risk.

                 Initial Financial Feasibility Projections. Before significant time and money is incurred on a new development opportunity, a financial feasibility review is performed. In preparing the financial projections for a proposed new community, Management relies upon the rents in today's marketplace, and no inflation of rent is assumed in the projections. A minimum 6% economic vacancy rate is assumed in preparing these projections, even though the Company's stabilized portfolio has historically operated at vacancy rates of 4% to 5%. The operating budget is derived from analysis of anticipated costs, from utility rates and estimated taxes in the local community to the staffing demands independently estimated by both development and property operations teams. The compensation of development, construction and operations personnel have significant components tied to the reliability of each team's forecasts. Historically, actual operating results of communities that proceeded to development have generally met or exceeded the initial operating projections developed during the financial feasibility phase. Once a development opportunity is determined to meet the Company's financial feasibility guidelines, the Company begins the process of obtaining entitlements.

                 Entitlements Process. The Company operates in markets dominated by no-growth attitudes and where little-to-no multifamily zoning is readily available. The limited supply of zoned multifamily land often requires the Company to "manufacture" the entitlements necessary to develop a parcel by working through the local entitlements process for extended periods of time, in most cases for several years. There can be no assurance that the necessary entitlements will be obtained. Because of these risks, the Company's general policy is to acquire an option to purchase land, as opposed to buying it, until zoning and related entitlements are in place. The financial exposure associated with the entitlements process is largely limited to overhead costs, third-party consultant costs and non-refundable deposits, if any, should the zoning and site plan approval process be unsuccessful. The Company's approach in measuring and dealing with this risk is to provide a reserve that is increased each quarter through a charge to earnings. Currently, this quarterly charge is $200,000. In accordance with generally accepted accounting principles ("GAAP"), the salaries (and related costs) of all persons who spend substantially all of their time in development and construction activities are capitalized into the cost of that development. If a development opportunity does not proceed to development, the accumulated capitalized direct costs, including payroll and third-party costs for unsuccessful efforts, are written-off against the established reserve.

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

         Since the Company's Initial Offering, real estate investments have been made totaling approximately $1.2 billion. These investments were financed primarily from proceeds drawn under the Company's revolving unsecured credit facility (the "Unsecured Facility") and the supplemental revolving unsecured credit facility (the "Supplemental Unsecured Facility" and together with the Unsecured Facility, the "Unsecured Facilities"). The Unsecured Facilities were subsequently repaid from capital market offerings totaling $996.7 million through December 31, 1997.

         During this period, the Company maintained a conservative capital structure, as total debt to total market capitalization (calculated on a weighted average basis) was 25.8%. The Company's financial position as of December 31, 1997 demonstrates Management's continued discipline in applying conservative capital policies:

         -    Total debt to total market capitalization totaled 25%.

         - Long-term floating rate debt was only 2.6% of total market capitalization. Management intends to limit the use of long-term floating rate debt to no more than 10% of total market capitalization.

         - Debt service coverage for the year ended December 31, 1997 was 3.01x.

         - At December 31, 1997, long-term debt maturities over the next 10 years total $284.7 million, or approximately 14% of the Company's total market capitalization. Long-term debt maturities over the next five years represents less than 5% of the Company's total market capitalization. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         This history demonstrates Management's discipline to maintain a conservative capital structure and the Company's historical ability to cost-effectively access capital markets to maintain this conservative structure.

         At December 31, 1997, 47.5% of outstanding long-term debt is tax-exempt debt and is generally collateralized by liens on certain Current Communities (as hereinafter defined). Of the 66 Current Communities, 15 are currently subject to mortgages that collateralize tax-exempt debt. As of December 31, 1997, the ratio of collateralized debt to undepreciated book value of real estate assets was 20.8%. Although the use of tax-exempt debt generally encumbers the related property with a lien, the positive effect of the lower tax-exempt interest rate (compared to conventional debt) is a lower cost capital structure and higher debt service coverage levels. Although Management will continue the selective use of tax-exempt debt financing, tax law changes that took effect in 1986 combined with attractive unsecured debt alternatives from improved ratings will likely result in a decline in the use of tax-exempt financing.

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

Environmental Matters

         The Company's assessments of the Current Communities and Development Communities (as hereinafter defined) have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets or results of operations, nor is the Company aware of any such material environmental liability. Nevertheless, it is possible that the Company's assessments did not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. Further, because the Company does not routinely update environment assessments on Current Communities, it is possible that conditions have occurred since the most recent environmental assessment that could result in potentially material environmental liability.

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

ITEM 2.          COMMUNITIES

         The Company's real estate holdings consist of apartment communities in various stages of the development cycle and can be divided into three categories:

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

Current Communities

         The Current Communities are primarily garden-style apartment communities consisting of two-and three-story buildings in landscaped settings. The Current Communities, as of March 16, 1998, include eight high-rise apartment communities, two four-story mid-rise apartment communities and one six-story mid-rise apartment community. The Current Communities offer many attractive amenities designed to enhance their market appeal to discriminating residents who are willing to pay premium rental rates to live in these apartment communities. Such amenities include vaulted ceilings, lofts, fireplaces, patios/decks and modern appliances. Other features include swimming pools, fitness centers, tennis courts and business centers. Management has an extensive and ongoing maintenance program to keep all communities and apartment homes free of deferred maintenance and, where vacant, available for immediate occupancy. As of March 16, 1998, there were 66 Current Communities. These Current Communities are institutional-quality multifamily apartment communities located in the following areas:

                                     NUMBER OF                      NUMBER OF                 PERCENTAGE OF TOTAL
                                   COMMUNITIES AT               APARTMENT HOMES AT             APARTMENT HOMES AT
                               ----------------------         ----------------------         ----------------------
                               1-1-97         3-16-98         1-1-97         3-16-98         1-1-97         3-16-98
                               ------         -------         ------         -------         ------         -------
Virginia                         15             18             4,269          5,421           31.9%           27.5%
Connecticut                       4              7             1,934          2,778           14.5%           14.1%
Maryland                         13             12             3,736          3,430           27.9%           17.4%
New Jersey                        4              5             1,504          2,008           11.3%           10.2%
Massachusetts                     5              5             1,115          1,172            8.3%            5.9%
Washington, D.C.                  1              1               308            308            2.3%            1.6%
New York                          3              5               502            968            3.8%            4.9%
Ohio                             --              1                --            264            0.0%            1.3%
Indiana                          --              2                --            376            0.0%            1.9%
Minnesota                        --              3                --            904            0.0%            4.6%
Illinois                         --              3                --            887            0.0%            4.5%
Michigan                         --              3                --            983            0.0%            5.0%
Rhode Island                     --              1                --            225            0.0%            1.1%
                                 --             --            ------         ------          -----           ------
                                 45             66            13,368         19,724          100.0%          100.0%
                                 ==             ==            ======         ======          =====           ======

         All of the Current Communities are managed and operated by the Company. During the year ended December 31, 1997, the Company completed construction of 2,372 apartment homes in seven communities for a capitalized cost of $302.4 million. Forty-eight of the Current Communities have more than 200 apartment homes, with the largest having 932 apartment homes. The average age of 64 of the Current Communities, weighted according to number of apartment homes, is approximately eight years. The remaining Current Communities (Falkland Chase and Longwood Towers) are older communities that were acquired by the Company. Falkland Chase underwent extensive renovation in 1987.
Longwood Towers is currently under substantial renovation, which is scheduled to be completed by the end of the second quarter of 1998.

         To comply with the requirements of lenders and tax-exempt credit enhancers, the Company holds 19 Current Communities and one Development Community in 10 qualified REIT subsidiaries. The Company owns general partnership interests in three Current Communities (a 50% interest in Falkland Chase, a 49% equity interest in Avalon Run and a 50% interest in Avalon Grove), a 99% general partnership interest in two partnerships structured as DownREITs that owns a total of 8 Current Communities, a 100% interest in a senior participating mortgage note secured by another Current Community (Avalon Arbor) which is accounted for as an investment in real estate, a 100% partnership interest in 4100 Massachusetts Avenue, Avalon at Lake Arbor, Avalon at Decoverly, Avalon Commons and Avalon at Fairway Hills II and holds direct fee simple interests in the remaining Current Communities.

                 PROFILE OF CURRENT AND DEVELOPMENT COMMUNITIES
            (DOLLARS IN THOUSANDS, EXCEPT PER APARTMENT HOME DATA)

                                     ----------------------  --------------------------------      -----------    ---------------
                                                               Number         Approximate                                Year
                                                                 of          Rentable Area                             Built or
                                        City and State          Homes          (Sq. Ft.)             Acres             Acquired
  --------------------------------   ----------------------   ----------    -----------------      -----------    ---------------
 1  Avalon Walk I                     Hamden, CT                  430              433,010              23.3              1992
 2 Avalon Walk II                     Hamden, CT                  334              327,730              15.1              1994
 3 Avalon Pavilions                   Manchester, CT              932              849,700              46.3             1990/92
 4 Avalon Glen                        Stamford, CT                238              221,685               4.1             1991/95
 5 Avalon Grove (4)                   Stamford, CT                402              402,970               4.0              1997
 6 Avalon Gates                       Trumbull, CT                340              373,032              37.0              1997
 7 Avalon Springs                     Wilton, CT                  102              180,720              12.0              1997
 8 4100 Massachusetts Avenue          Washington, D.C.            308              298,345               2.7              1994
 9 Avalon at Stratford Green          Blommingdale, IL            192              237,204              12.7              1997
10 Village Park of Westmont           Westmont, IL                400              388,400              17.4              1997
11 Avalon at Danada                   Wheaton, IL                 295              350,581              19.2              1997
12 Avalon at Willow Lake              Indianapolis, IN            230              228,708              20.0              1997
13 Avalon at Geist                    Lawrence, IN                146              160,554              18.0              1997
14 Longwood Towers                    Brookline, MA               307              226,000               4.2              1993
15 Avalon at Lexington                Lexington, MA               198              226,830              18.0              1994
16 Avalon Summit                      Quincy, MA                  245              194,063               9.1             1995/96
17 Avalon Arbor (6)                   Shrewsbury, MA              302              297,772              25.0              1991
18 Avalon West                        Westborough, MA             120              159,900              10.1              1996
19 Avalon Landing                     Annapolis, MD               158              117,078              13.8              1995
20 Avalon at Fairway Hills I          Columbia, MD                192              193,728              10.1              1987
21 Avalon at Fairway Hills II         Columbia, MD                527              529,727              32.0              1996
22 Avalon at Symphony Glen            Columbia, MD                174              178,350              10.0              1986
23 Avalon Fields                      Gaithersburg, MD            192              202,100               5.7              1996
24 Avalon Knoll                       Germantown, MD              300              290,400              26.7              1985
25 Avalon at Lake Arbor               Mitchellville, MD           209              170,052              18.0              1995
26 Avalon Lea                         Owings Mills, MD            296              300,440              15.7              1988
27 Avalon at Decoverly                Rockville, MD               368              368,446              25.0              1995
28 Avalon Crossing                    Rockville, MD               132              154,488               5.0              1996
29 Avalon Ridge                       Silver Spring, MD           432              432,000              25.7              1988
30 Falkland Chase (7)                 Silver Spring, MD           450              346,500              22.3              1988
31 Avalon Heights                     Madison Heights, MI         225              206,970              17.1              1997
32 Aspen Meadows                      Rochester Hills, MI         214              202,390              35.0              1997
33 Village Park of Troy               Troy, MI                    544              522,250              84.0              1997
34 Avalon Devonshire                  Bloomington, MN             498              470,774              42.0              1997
35 Carriage Green (9)                 Eagan, MN                   246              233,562              18.7              1998
36 Summer Place (9)                   Plymouth, MN                160              144,026               8.3              1998
37 Avalon Cove                        Jersey City, NJ             504              546,390              11.1              1997
38 Avalon Run (8)                     Lawrenceville, NJ           426              438,370              19.6              1994
39 Avalon Run East                    Lawrenceville, NJ           206              260,670              27.0              1996
40 Avalon Watch                       Lawrenceville, NJ           512              487,424              64.0              1988
41 Avalon Chase                       Marlton, NJ                 360              312,840              58.5              1996
42 Avalon View                        Fishkill, NY                288              286,560              41.0              1993
43 Avalon Green                       Greenburgh, NY              105              115,930              16.9              1995
44 Avalon Towers                      Long Beach, NY              109              124,805               1.3              1995
45 Avalon Court                       Melville, NY                154              190,576              10.8              1997




                                ----------------------------------------        ------------     ----------
                                                                                      Average Economic
                                          Average          Physical                      Occupancy
                                            Size           Occupancy            ---------------------------
                                         (Sq. Ft.)        at 12/31/97               1997            1996
  --------------------------------      -------------   ----------------        ------------     ----------
 1  Avalon Walk I                            1,007               96.3%                 95.4%          94.6%
 2 Avalon Walk II                              981               97.6%                 95.9%          94.4%
 3 Avalon Pavilions                            912               94.6%                 95.1%          93.6%
 4 Avalon Glen                                 931               97.1%                 95.5%          95.7%
 5 Avalon Grove (4)                          1,002               99.3%              Lease-up            N/A
 6 Avalon Gates                              1,097               98.2%              Lease-up            N/A
 7 Avalon Springs                            1,772               99.0%              Lease-up            N/A
 8 4100 Massachusetts Avenue                   969               96.4%                 96.4%          96.0%
 9 Avalon at Stratford Green                 1,235            Lease-up              Lease-up            N/A
10 Village Park of Westmont                    971               93.3%                 94.5%            N/A
11 Avalon at Danada                          1,188            Lease-up              Lease-up            N/A
12 Avalon at Willow Lake                       994               97.0%                 96.7%            N/A
13 Avalon at Geist                           1,100               90.4%                 90.2%            N/A
14 Longwood Towers                             736               91.3%                 87.7%(5)       98.8%
15 Avalon at Lexington                       1,146               97.0%                 96.6%          98.5%
16 Avalon Summit                               792               95.5%                 97.8%          88.3%
17 Avalon Arbor (6)                            986               94.7%                 97.2%          96.6%
18 Avalon West                               1,333               94.2%                 96.3%       Lease-up
19 Avalon Landing                              741               98.7%                 95.5%          95.3%
20 Avalon at Fairway Hills I                 1,009               94.3%                 95.9%          96.5%
21 Avalon at Fairway Hills II                1,005               92.8%                 94.2%          94.2%
22 Avalon at Symphony Glen                   1,025               96.0%                 96.2%          95.2%
23 Avalon Fields                             1,053               95.3%                 96.0%          93.7%
24 Avalon Knoll                                968               98.3%                 96.5%          95.5%
25 Avalon at Lake Arbor                        814               95.7%                 94.4%          94.5%
26 Avalon Lea                                1,015               98.7%                 97.1%          96.0%
27 Avalon at Decoverly                       1,001               95.4%                 96.7%          96.7%
28 Avalon Crossing                           1,170               97.7%                 97.1%       Lease-up
29 Avalon Ridge                              1,000               98.2%                 95.7%          94.9%
30 Falkland Chase (7)                          770               96.0%                 96.0%          96.8%
31 Avalon Heights                              920               95.1%                 94.4%            N/A
32 Aspen Meadows                               946               94.9%                 95.6%            N/A
33 Village Park of Troy                        960               95.8%                 95.2%            N/A
34 Avalon Devonshire                           945               97.6%                 96.8%            N/A
35 Carriage Green (9)                          949                 N/A                   N/A            N/A
36 Summer Place (9)                            900                 N/A                   N/A            N/A
37 Avalon Cove                               1,084               97.2%                 95.3%            N/A
38 Avalon Run (8)                            1,029               97.2%                 96.1%          94.8%
39 Avalon Run East                           1,265               99.0%                 96.8%       Lease-up
40 Avalon Watch                                952               96.5%                 97.6%          96.0%
41 Avalon Chase                                869               93.6%                 96.4%          95.8%
42 Avalon View                                 995               98.3%                 97.1%          97.6%
43 Avalon Green                              1,104               97.1%                 96.3%          97.2%
44 Avalon Towers                             1,145               93.6%                 95.4%          96.7%
45 Avalon Court                              1,238               98.1%              Lease-up            N/A




                                              ------------------------------------------------------------------------
                                                    Avg. Rental Rate (1)
                                              ---------------------------------                            Financial
                                                 $ Per                 $ Per          Property (2)          Reporting
                                                 Apt.                 Sq. Ft.           EBITDA              Cost (3)
  --------------------------------            ---------             -----------      --------------    ---------------
 1  Avalon Walk I                               $1,014                $1.01            $3,638                $34,587
 2 Avalon Walk II                                  992                 1.01             2,755                 23,740
 3 Avalon Pavilions                                840                 0.92             6,249                 56,693
 4 Avalon Glen                                   1,567                 1.68             3,092                 30,244
 5 Avalon Grove (4)                                N/A                  N/A             4,916                    N/A
 6 Avalon Gates                                  1,190                 1.08             2,556                 35,369
 7 Avalon Springs                                2,063                  N/A             1,893                 15,775
 8 4100 Massachusetts Avenue                     1,357                 1.40             3,244                 34,931
 9 Avalon at Stratford Green                       N/A                  N/A                42                 21,572
10 Village Park of Westmont                        790                 0.81               276                 25,743
11 Avalon at Danada                                N/A                  N/A                47                 37,571
12 Avalon at Willow Lake                           681                 0.69                36                 14,944
13 Avalon at Geist                                 723                 0.66                27                 12,080
14 Longwood Towers                               1,611                 2.19             2,472                 37,377
15 Avalon at Lexington                           1,563                 1.36             2,692                 14,325
16 Avalon Summit                                   938                 1.18             1,945                 16,289
17 Avalon Arbor (6)                                937                 0.95             2,187                 28,461
18 Avalon West                                   1,227                 0.92             1,233                 10,810
19 Avalon Landing                                  757                 1.02               853                  9,303
20 Avalon at Fairway Hills I                       857                 0.85             1,265                  9,454
21 Avalon at Fairway Hills II                      832                 0.83             3,354                 33,924
22 Avalon at Symphony Glen                         829                 0.81             1,057                  8,166
23 Avalon Fields                                   978                 0.93             1,564                 14,298
24 Avalon Knoll                                    806                 0.83             1,823                  8,067
25 Avalon at Lake Arbor                            852                 1.05             1,091                 11,950
26 Avalon Lea                                      737                 0.73             1,656                 16,130
27 Avalon at Decoverly                           1,008                 1.01             3,223                 31,151
28 Avalon Crossing                               1,333                 1.14             1,609                 13,778
29 Avalon Ridge                                    844                 0.84             2,785                 25,269
30 Falkland Chase (7)                              790                 1.03               N/A                    N/A
31 Avalon Heights                                  786                 0.85               177                 15,308
32 Aspen Meadows                                   657                 0.69                85                 12,435
33 Village Park of Troy                            698                 0.73               432                 31,290
34 Avalon Devonshire                               820                 0.87                80                 36,143
35 Carriage Green (9)                              N/A                  N/A               N/A                    N/A
36 Summer Place (9)                                N/A                  N/A               N/A                    N/A
37 Avalon Cove                                   2,232                 2.06             8,570                 90,291
38 Avalon Run (8)                                1,029                 1.00               N/A                    N/A
39 Avalon Run East                               1,235                 0.98             1,910                 16,233
40 Avalon Watch                                  1,024                 1.08             4,340                 28,423
41 Avalon Chase                                    918                 1.06             2,430                 23,661
42 Avalon View                                     940                 0.94             2,000                 17,812
43 Avalon Green                                  1,817                 1.65             1,468                 12,439
44 Avalon Towers                                 2,293                 2.00             1,504                 15,943
45 Avalon Court                                  1,458                 1.18               490                 17,231

                 PROFILE OF CURRENT AND DEVELOPMENT COMMUNITIES
            (DOLLARS IN THOUSANDS, EXCEPT PER APARTMENT HOME DATA)

                                ----------------------------------------    -----------------      ------------------------------
                                                               Number         Approximate                             Year
                                                                 of          Rentable Area                          Built or
                                        City and State          Homes          (Sq. Ft.)             Acres          Acquired
  --------------------------------   ----------------------   ----------    -----------------      -----------    ---------------
46 Avalon Commons                     Smithtown, NY               312              374,360              20.6              1997
47 Avalon at Montgomery               Cincinnati, OH              264              231,800              17.0              1997
48 Avalon at Center Place             Providence, RI              225              222,750               1.2              1997
49 Avalon at Park Center              Alexandria, VA              492              382,200               8.5              1994
50 Avalon at Ballston-
      Quincy and Vermont Towers       Arlington, VA               454              420,908               2.3              1997
51 Avalon at Ballston-
         Washington Towers            Arlington, VA               344              294,808               4.1              1990
52 Avalon Birches                     Chesapeake, VA              312              262,920              20.9              1995
53 AutumnWoods                        Fairfax, VA                 420              355,320              24.2              1996
54 Avalon at Providence Park          Fairfax, VA                 140              147,472               4.0              1997
55 Avalon Station                     Fredericksburg, VA          223              210,331              15.9             1994/96
56 Avalon at Hampton I                Hampton, VA                 186              178,932               8.5              1985
57 Avalon at Hampton II               Hampton, VA                 231              227,535              11.3              1986
58 Avalon Park                        Manassas, VA                372              302,808              26.0              1988
59 Avalon at Carter Lake              Reston, VA                  259              225,848              47.6              1994
60 Avalon at Gayton                   Richmond, VA                328              282,408              27.6              1984
61 Avalon at Boulders                 Richmond, VA                284              313,782              32.1              1996
62 Avalon Woods                       Richmond, VA                268              158,669              18.5              1994
63 Avalon Pointe                      Stafford, VA                140              119,272              20.2              1994
64 Avalon at Dulles                   Sterling, VA                236              231,752              15.7              1986
65 Avalon Crescent                    Tysons Corner, VA           558              623,270              19.1              1997
66 Avalon Pines                       Virginia Beach, VA          174              142,854               9.7              1996

                                                              ----------    -----------------      -----------
                                                               19,724           19,094,049               N/A
                                                              ----------    -----------------      -----------
   DEVELOPMENT COMMUNITIES
   ------------------------
67 Avalon at Faxon Park               Quincy, MA                  171              176,130               8.3               N/A
68 Avalon Fields II                   Gaithersburg, MD             96              100,704               3.5               N/A
69 Avalon Crest                       Fort Lee, NJ                351              367,692              13.1               N/A
70 Avalon Cove South                  Jersey City,  NJ            269              243,445               2.8               N/A
71 Avalon Gardens                     Nanuet, NY                  504              647,778              54.4               N/A
72 Avalon Willow                      Mamaroneck, NY              227              213,009               4.0               N/A
73 Avalon at Bronxville               Bronxville, NY              110              119,350               1.5               N/A
74 Avalon at Cameron Court            Alexandria, VA              460              488,496                16               N/A
75 Avalon at Fair Lakes               Fairfax, VA                 234              288,225                10               N/A
76 Avalon Valley (11)                 Danbury, CT                 268              286,760                17               N/A
77 Avalon Lake (11)                   Danbury, CT                 135              159,804                32               N/A

                                                              ----------    -----------------      -----------
                                                                2,825            3,091,393               N/A
                                                              ----------    -----------------      -----------
   TOTAL:                                                      22,549           22,185,442               N/A
                                                              ==========    =================      ===========



                                --------------------   ----------------        -----------      ----------
                                                                                     Average Economic
                                          Average          Physical                     Occupancy
                                            Size           Occupancy           ---------------------------
                                         (Sq. Ft.)        at 12/31/97              1997            1996
  ------------------------------     ---------------   ----------------        ------------     ----------
46 Avalon Commons                        1,200               99.7%                 98.6%           N/A
47 Avalon at Montgomery                    878               95.1%                 96.1%           N/A
48 Avalon at Center Place                  990               96.1%                 96.2%           N/A
49 Avalon at Park Center                   777               95.7%                 95.4%          96.2%
50 Avalon at Ballston-
      Quincy and Vermont Towers            927               97.4%                 95.6%           N/A
51 Avalon at Ballston-
         Washington Towers                 857               95.9%                 96.8%   (10)   96.7%   (11)
52 Avalon Birches                          843               93.9%                 96.0%          97.0%
53 AutumnWoods                             846               95.0%                 96.7%          99.0%
54 Avalon at Providence Park             1,139               95.7%                 94.9%           N/A
55 Avalon Station                          943               96.4%                 95.0%          81.1%
56 Avalon at Hampton I                     962               90.3%                 95.2%          94.9%
57 Avalon at Hampton II                    985               94.4%                 94.8%          95.5%
58 Avalon Park                             814               96.2%                 96.9%          96.6%
59 Avalon at Carter Lake                   872               96.5%                 97.3%          97.6%
60 Avalon at Gayton                        861               96.3%                 95.8%          93.5%
61 Avalon at Boulders                    1,105               96.1%                 94.7%          95.3%
62 Avalon Woods                            592               97.8%                 96.1%          96.1%
63 Avalon Pointe                           852               99.3%                 96.2%          96.3%
64 Avalon at Dulles                        982               96.6%                 97.8%          96.4%
65 Avalon Crescent                       1,117               97.7%              Lease-up            N/A
66 Avalon Pines                            821               93.1%                 95.0%          95.9%

                                     ---------------   ----------------        ------------     ----------
                                           968               95.9%                 95.9%          95.2%
                                     ---------------   ----------------        ------------     ----------
   DEVELOPMENT COMMUNITIES
   -----------------------

67 Avalon at Faxon Park                  1,030                N/A                   N/A            N/A
68 Avalon Fields II                      1,049                N/A                   N/A            N/A
69 Avalon Crest                          1,048                N/A                   N/A            N/A
70 Avalon Cove South                       905                N/A                   N/A            N/A
71 Avalon Gardens                        1,285                N/A                   N/A            N/A
72 Avalon Willow                           938                N/A                   N/A            N/A
73 Avalon at Bronxville                  1,085                N/A                   N/A            N/A
74 Avalon at Cameron Court               1,062                N/A                   N/A            N/A
75 Avalon at Fair Lakes                  1,232                N/A                   N/A            N/A
76 Avalon Valley (11)                    1,070                N/A                   N/A            N/A
77 Avalon Lake (11)                      1,184                N/A                   N/A            N/A

                                     ---------------   ----------------        ------------     ----------
                                         1,094                N/A                   N/A            N/A
                                     ---------------   ----------------        ------------     ----------
   TOTAL:                                  984               95.9%                 95.9%          95.2%
                                     ===============   ================        ============     ==========



                                      ------------------------------------------------------------------------
                                            Avg. Rental Rate (1)
                                      ---------------------------------                             Financial
                                         $ Per                 $ Per          Property (2)          Reporting
                                         Apt.                 Sq. Ft.           EBITDA              Cost (3)
  ------------------------------      ---------             -----------      --------------    ---------------
46 Avalon Commons                         1,361                 1.13             1,779                 31,732
47 Avalon at Montgomery                     640                 0.73                46                 15,153
48 Avalon at Center Place                 1,579                 1.59             1,610                 26,424
49 Avalon at Park Center                    922                 1.19             3,596                 37,658
50 Avalon at Ballston-
      Quincy and Vermont Towers           1,077                 1.16             3,860                 46,722
51 Avalon at Ballston-
         Washington Towers                1,110                 1.30             2,989                 36,893
52 Avalon Birches                           693                 0.82             1,692                 13,461
53 AutumnWoods                              870                 1.03             2,969                 30,631
54 Avalon at Providence Park                978                 0.86               483                 11,066
55 Avalon Station                           705                 0.75             1,209                 12,001
56 Avalon at Hampton I                      644                 0.67               778                  3,764
57 Avalon at Hampton II                     659                 0.67             1,065                  8,229
58 Avalon Park                              705                 0.87             1,914                 19,948
59 Avalon at Carter Lake                    747                 0.86             1,372                 11,560
60 Avalon at Gayton                         680                 0.79             1,725                  9,945
61 Avalon at Boulders                       718                 0.65             1,513                 16,087
62 Avalon Woods                             554                 0.94             1,096                  8,319
63 Avalon Pointe                            744                 0.87               781                  7,841
64 Avalon at Dulles                         836                 0.85             1,547                 11,706
65 Avalon Crescent                        1,272                 1.14             3,205                 56,625
66 Avalon Pines                             656                 0.80               833                  8,659
                                      ---------             -----------      --------------    ---------------
                                            964                 1.03           119,128              1,373,634
                                      =========             ===========      ==============    ===============
   DEVELOPMENT COMMUNITIES
   -----------------------
67 Avalon at Faxon Park                     N/A                  N/A               N/A                 10,780
68 Avalon Fields II                         N/A                  N/A               N/A                  2,997
69 Avalon Crest                             N/A                  N/A               N/A                 14,678
70 Avalon Cove South                        N/A                  N/A               N/A                  5,685
71 Avalon Gardens                           N/A                  N/A               N/A                 45,980
72 Avalon Willow                            681                  N/A               N/A                 12,714
73 Avalon at Bronxville                     N/A                  N/A               N/A                  3,767
74 Avalon at Cameron Court                  N/A                  N/A               N/A                 25,108
75 Avalon at Fair Lakes                     N/A                  N/A               N/A                 17,494
76 Avalon Valley (11)                       N/A                  N/A               N/A                    N/A
77 Avalon Lake (11)                         N/A                  N/A               N/A                    N/A

                                      ---------             -----------      --------------    ---------------
                                            N/A                  N/A               N/A                139,203
                                      ---------             -----------      --------------    ---------------
   TOTAL:                                  $964                $1.03          $119,128             $1,512,837
                                      =========             ===========      ==============    ===============




   See Page 15 for notes.

            LIST OF FEATURES - CURRENT AND DEVELOPMENT COMMUNITIES


                                             1BR/2BR         2BR/3BR                      Parking          Mini-
                                              1 Bath          2 Bath        Other         Spaces           Blinds        Carpeting
-------------------------------------     -------------   ------------   -----------    -----------     ------------   -------------
CURRENT COMMUNITIES
-------------------
 1 Avalon Walk I                              192/76          88/74          0                802            All             All
 2 Avalon Walk II                             194/56           84/0          0                571            All             All
 3 Avalon Pavilions                          472/168         220/72          0              1,696            All             All
 4 Avalon Glen                                 107/0          117/0         14  (12)          370            All             All
 5 Avalon Grove                                246/0         144/12          0                549            All             All
 6 Avalon Gates                                122/0         168/50          0                784            All             All
 7 Avalon Springs                                0/0          70/32          0                162            All             All
 8 4100 Massachusetts Avenue                  161/16          101/3         27  (13)          357            None            All
 9 Avalon at Stratford Green                    63/0          108/9         12  (14)          437            All             All
10 Village Park of Westmont                  200/200              0          0                650            All             All
11 Avalon at Danada                            132/0          148/0         15  (15)          195            All             All
12 Avalon at Willow Lake                       72/32          94/32                           321            All             All
13 Avalon at Geist                             40/16          68/22                            59            All             All
14 Longwood Towers                            127/48          19/21         92  (16)          210            None            All
15 Avalon at Lexington                         28/24          90/56          0                364            All             All
16 Avalon Summit                              153/62           28/2          0                435            Some            All
17 Avalon Arbor                               83/106          59/51          3  (17)          561            All             All
18 Avalon West                                  40/0          55/25          0                289            All             All
19  Avalon Landing                             83/18           57/0          0                257            All             All
20 Avalon at Fairway Hills I                   88/14          66/24          0                307            All             All
21 Avalon at Fairway Hills II                180/223          88/36          0                830            All             All
22 Avalon at Symphony Glen                     86/14          54/20          0                279            Some            All
23 Avalon Fields                               80/32           80/0          0                285            All             All
24 Avalon Knoll                               136/56          80/28          0                510            Some            All
25 Avalon at Lake Arbor                        110/0           87/0         12  (18)          312            All             All
26 Avalon Lea                                 130/28         108/30          0                518            All             All
27 Avalon at Decoverly                         102/0          104/0        162  (19)          550            All             All
28 Avalon Crossing                              0/54           60/0         18  (20)          224            All             All
29 Avalon Ridge                               188/42         146/56          0                691            All             All
30 Falkland Chase                            228/152            0/0         70  (21)          439            All             Few
31 Avalon Heights                              90/62           44/0         29  (22)          534            All             All
32 Aspen Meadows                               64/40          110/0          0                375            All             All
33 Village Park of Troy                      238/306              0          0              1,001            All             All
34 Avalon Devonshire                           194/0          304/0          0                824            All             All
35 Carriage Green                              102/0         111/33          0                496            All             All
36 Summer Place                                 80/0          68/12          0                310            All             All
37 Avalon Cove                                 238/0         240/26          0                568            All             All
38 Avalon Run                                 144/90         108/84          0                709            All             All
39 Avalon Run East                             64/11          95/36          0                345            All             All
40 Avalon Watch                                251/0         179/82          0                768            All             All
41 Avalon Chase                               132/48         156/24          0                726            All             All
42 Avalon View                                112/48          64/64          0                614            All             All
43 Avalon Green                                25/24           56/0          0                218            All             All
44 Avalon Towers                                 0/0           37/0         72  (23)          196            None            All
45 Avalon Court                                34/24          52/44          0                367            All             All
46 Avalon Commons                             128/40         112/32          0                568            All             All
47 Arbors of Montgomery                        176/0           88/0          0                557            All             All
48 Avalon at Center Place                      103/0          112/4          6  (13)          400            All             All





                                                                                                       Large
                                           Washer &            Vaulted                               Storage or         Patio Deck
                                        Dryer Hook-Ups         Ceilings                               Walk-in           Balcony or
                                           or Units          and/or Lofts          Fireplace           Closet            Sunroom
-------------------------------------  ----------------     --------------       -------------      -------------      ------------
CURRENT COMMUNITIES
-------------------
 1 Avalon Walk I                              All                Some                Some               All                All
 2 Avalon Walk II                             All                Some                Some               All                All
 3 Avalon Pavilions                           All                Some                Some               All                All
 4 Avalon Glen                                All                Some                Some               All                All
 5 Avalon Grove                               All                Some                Some               All                All
 6 Avalon Gates                               All                Some                Some               All                All
 7 Avalon Springs                             All                All                  All               All                All
 8 4100 Massachusetts Avenue                  All                Some                Some               Some               All
 9 Avalon at Stratford Green                  All                None                Some               All                All
10 Village Park of Westmont                  None                None                None               Some               All
11 Avalon at Danada                           All                None                Some               Some               Some
12 Avalon at Willow Lake                      All                Some                Some               All                All
13 Avalon at Geist                            All                None                 All               All                All
14 Longwood Towers                           Some                None                Some               All                 No
15 Avalon at Lexington                        All                Some                Some               All                All
16 Avalon Summit                             None                None                None               Some               All
17 Avalon Arbor                               All                Some                Some               All                All
18 Avalon West                                All                Some                Some               All                All
19  Avalon Landing                            All                None                Some               All                All
20 Avalon at Fairway Hills I                  All                Some                Some               All                All
21 Avalon at Fairway Hills II                 All                Some                Some               Some               All
22 Avalon at Symphony Glen                    All                Some                Some               All                All
23 Avalon Fields                              All                Some                Some               All                All
24 Avalon Knoll                               All                Some                Some               All                All
25 Avalon at Lake Arbor                       All                Some                None               All                All
26 Avalon Lea                                 All                Some                Some               All                All
27 Avalon at Decoverly                        All                Some                Some               Some               All
28 Avalon Crossing                            All                Some                Some               All                All
29 Avalon Ridge                               All                Some                Some               All                All
30 Falkland Chase                             Few                None                Some               Some               Some
31 Avalon Heights                            Most                Some                Some               All                All
32 Aspen Meadows                              All                Some                None               All                All
33 Village Park of Troy                      None                Some                None               All                Some
34 Avalon Devonshire                         Some                Some                Some               Some               Some
35 Carriage Green                             All                Some                Some               Some               All
36 Summer Place                               All                Some                Some               All                All
37 Avalon Cove                                All                Some                Some               All                Most
38 Avalon Run                                 All                Some                Some               All                All
39 Avalon Run East                            All                Some                Some               All                All
40 Avalon Watch                               All                Some                Some               All                All
41 Avalon Chase                               All                None                Some               All                All
42 Avalon View                                All                Some                Some               All                All
43 Avalon Green                               All                Some                Some               All                All
44 Avalon Towers                              All                None                None               All                All
45 Avalon Court                               All                Some                Some               All                All
46 Avalon Commons                             All                Some                Some               All                All
47 Arbors of Montgomery                       All                Some                Some               All                All
48 Avalon at Center Place                     All                None                None               Some               Some





                                                                                          Other
-----------------------------------        ---------------------------------------------------------------------------------------
CURRENT COMMUNITIES
-------------------
 1 Avalon Walk I                             Double thermal pane windows, optional carports
 2 Avalon Walk II                            Optional carports
 3 Avalon Pavilions                          Double thermal pane windows, optional garages
 4 Avalon Glen                               Controlled-access building entrances, outside storage, optional underground garage and carports
 5 Avalon Grove                              Security systems, controlled-access building entrances
 6 Avalon Gates                              Reading room, security systems
 7 Avalon Springs                            Mail area, trash recycling building, security system
 8 4100 Massachusetts Avenue                 Hardwood entry floors, controlled-access entry, 24-hour front desk, underground parking
 9 Avalon at Stratford Green                 All homes have full-sized washers and dryers and most homes have attached direct access garages.
10 Village Park of Westmont                  Business center, some ceiling fans
11 Avalon at Danada                          Attached garages, oversized windows
12 Avalon at Willow Lake                     Garages with electric openers, private entrances, garbage disposal, large pantries
13 Avalon at Geist                           All homes have detached or direct access attached garages and floor-to-ceiling windows, private entrances,  and garbage disposals
14 Longwood Towers                           Garage with valet parking, grand lobby, central laundry, across street from rapid transit stop
15 Avalon at Lexington                       Optional carports
16 Avalon Summit                             Garbage disposals, laundry rooms, detached garages, storage
17 Avalon Arbor                              Optional carports
18 Avalon West                               Security systems, ceiling fans in some apartments, attached garages
19  Avalon Landing                           Optional carports, bay windows, storm windows
20 Avalon at Fairway Hills I                 Some apartments have built-in bookcases
21 Avalon at Fairway Hills II                Optional bay windows, some apartments have built-in bookcases
22 Avalon at Symphony Glen                   Double thermal pane windows, outside storage, central laundry, some apartments have built-in bookcases
23 Avalon Fields                             Ceiling fan hook-ups, pantries, security systems, detached garages
24 Avalon Knoll                              Controlled-access building entrances, central laundry, some apartments have built-in bookcases
25 Avalon at Lake Arbor                      Thermal pane windows, energy-saving appliances, controlled access, microwaves, garbage disposal, some lake views, sprinkler system
26 Avalon Lea                                Some apartments have built-in bookcases
27 Avalon at Decoverly                       Thermal pane windows, ice makers, garbage disposals, gas utilities
28 Avalon Crossing                           Attached/detached garages, security systems, pantries, ceiling fan hookups, 9'
                                             ceilings, 6' windows
29 Avalon Ridge                              Central laundry, some apartments have built-in bookcases, car wash
30 Falkland Chase                            Laundry rooms, optional storage and garage parking, controlled-access intercom systems, most apartments have hardwood floors
31 Avalon Heights                            Business center, security system
32 Aspen Meadows                             Garbage disposals
33 Village Park of Troy                      Laundry rooms, garbage disposal, microwaves
34 Avalon Devonshire                         Covered parking and attached garages
35 Carriage Green                            Underground parking, microwave
36 Summer Place                              Control-access building entrances, garbage disposals
37 Avalon Cove                               Security systems, controlled-access building entrances
38 Avalon Run                                Optional carports
39 Avalon Run East                           Security system with available 24-hour monitoring, icemakers
40 Avalon Watch                              Garages
41 Avalon Chase                              Some carports, some bay windows
42 Avalon View                               Optional carports
43 Avalon Green                              Security systems, central air conditioning, ceiling fans in some apartments
44 Avalon Towers                             Alarm systems, jacuzzi tubs, ceramic tile/granite backsplash in kitchens, microwaves, self-clean ovens, some marble foyers in entrance area
45 Avalon Court                              Direct access garages, security systems
46 Avalon Commons                            Security system
47 Arbors of Montgomery                      Lake and wood views, ceiling fans, wallpaper
48 Avalon at Center Place                    Garage, control access, double pane windows

            LIST OF FEATURES - CURRENT AND DEVELOPMENT COMMUNITIES




                                             1BR/2BR         2BR/3BR                      Parking          Mini-
                                              1 Bath          2 Bath        Other         Spaces           Blinds        Carpeting
-------------------------------------     -------------   ------------   -----------    -----------     ------------   -------------
49 Avalon at Park Center                       384/0          108/0          0                684            All             All
50 Avalon at Ballston-
        Quincy and Vermont Towers              370/0           84/0          0                498            All             All
51 Avalon at Ballston-
        Washington Towers                     205/31          108/0          0                471            All             All
52 Avalon Birches                              120/0          192/0          0                562            All             All
53 AutumnWoods                                252/72           96/0          0                727            All             All
54 Avalon at Providence Park                    24/0          108/0          8  (24)          296            All             All
55 Avalon Station                              68/31         100/24          0                682            All             All
56 Avalon at Hampton I                         82/22          64/18          0                276            All             All
57 Avalon at Hampton II                        95/44          56/36          0                350            All             All
58 Avalon Park                                140/40          138/0         54  (25)          784            All             All
59 Avalon at Carter Lake                       91/21            0/0        147  (20)          403            All             Some
60 Avalon at Gayton                           156/54          88/30          0                518            All             All
61 Avalon at Boulders                           90/0         179/15          0                571            All             All
62 Avalon Woods                                200/0           48/0         20  (13)          434            All             All
63 Avalon Pointe                               44/66           30/0          0                297            All             All
64 Avalon at Dulles                           104/40          76/16          0                464            All             All
65 Avalon Crescent                            186/24          312/0         36  (27)          977            All             All
66 Avalon Pines                                90/24           60/0          0                308            All             All

                                          -------------   ------------   -----------    -----------
                                           8719/2599      6374/1235        797             32,892
                                          -------------   ------------   -----------    -----------

DEVELOPMENT COMMUNITIES*
------------------------
67 Avalon at Faxon Park                         68/0          75/28          0                330            All             All
68 Avalon Fields II                             32/0          32/32          0                466            All             All
69 Avalon Crest                                132/0         152/67          0                631            All             All
70 Avalon Cove South                           171/0           98/0          0                285            All             All
71 Avalon Gardens                             208/48        144/104          0              1,210            All             All
72 Avalon Willow                               151/0           76/0          0                379            All             All
73 Avalon at Bronxville                         58/0           52/0          0                167            All             All
74 Avalon at Cameron Court                     208/0          252/0          0                860            All             All
75 Avalon at Fair Lakes                         45/0          163/0         26  (27)          505            All             All
76 Avalon Valley                               106/0         134/28          0                572            All             All
77 Avalon Lake                                  60/0           75/0          0                274            All             All

                                          -------------   ------------   -----------    -----------
             Subtotals                       1239/48       1253/259         26              5,679
                                          -------------   ------------   -----------    -----------
   TOTAL:                                  9958/2647      7627/1494        823             38,571
                                          =============   ============   ===========    ===========



                                                                                                     Large
                                         Washer &            Vaulted                               Storage or         Patio Deck
                                      Dryer Hook-Ups         Ceilings                               Walk-in           Balcony or
                                         or Units          and/or Lofts          Fireplace           Closet            Sunroom
----------------------------------   ----------------     --------------       -------------      -------------      ------------
49 Avalon at Park Center                    All                Some                Some               All                All
50 Avalon at Ballston-
        Quincy and Vermont Towers           All                None                Some               All                All
51 Avalon at Ballston-
        Washington Towers                   All                None                Some               Some               All
52 Avalon Birches                           All                Some                 All               All                All
53 AutumnWoods                              All                Some                Some               All                All
54 Avalon at Providence Park                All                None                Some               All                All
55 Avalon Station                           All                Some                Some               All                All
56 Avalon at Hampton I                      All                Some                Some               All                All
57 Avalon at Hampton II                     All                Some                Some               All                All
58 Avalon Park                              All                Some                Some               All                All
59 Avalon at Carter Lake                   None                None                None               Some               All
60 Avalon at Gayton                         All                Some                Some               All                All
61 Avalon at Boulders                       All                None                 All               All                All
62 Avalon Woods                             All                Some                None               Some               Some
63 Avalon Pointe                            All                Some                None               All                All
64 Avalon at Dulles                         All                Some                Some               All                All
65 Avalon Crescent                          All                Some                Some               All                All
66 Avalon Pines                             All                Some                 All               All                All





DEVELOPMENT COMMUNITIES*
------------------------
67 Avalon at Faxon Park                     All                Some                Some               Some               All
68 Avalon Fields II                         All                Some                Some               All                All
69 Avalon Crest                             All                Some                Some               All                All
70 Avalon Cove South                        All                None                None               All                Some
71 Avalon Gardens                           All                Some                Some               All                All
72 Avalon Willow                            All                Some                Some               All                All
73 Avalon at Bronxville                     All                Some                Some               All                All
74 Avalon at Cameron Court                  All                Some                Some               All                All
75 Avalon at Fair Lakes                     All                Some                Some               Some               All
76 Avalon Valley                            All                Some                Some               All                All
77 Avalon Lake                              All                Some                Some               All                All


             Subtotals

   TOTAL:





                                                                                 Other
------------------------------------- -------------------------------------------------------------------------------------------
49 Avalon at Park Center                Optional sunrooms, wallpaper in kitchens and baths, ceiling fans, controlled access in mid-rise buildings, security systems in garden apartments, controlled-access gates at communit
50 Avalon at Ballston-
        Quincy and Vermont Towers       Optional ceiling fans, optional garages
51 Avalon at Ballston-
        Washington Towers               Controlled-access building entrances
52 Avalon Birches                       Garbage disposals, ceiling fans, ice makers, double sinks, storage
53 AutumnWoods                          Optional bay windows, optional storage, some apartments have built-in bookcases
54 Avalon at Providence Park            Garbage disposals, double pane windows, reading room
55 Avalon Station                       Garbage disposals, bay windows, 11 ft. ceilings in dens
56 Avalon at Hampton I                  Double thermal pane windows, central laundry, some apartments have built-in bookcases
57 Avalon at Hampton II                 Double thermal pane windows, central laundry, some apartments have built-in bookcases
58 Avalon Park                          Microwave ovens, all apartments have custom bookshelves and ceiling fans
59 Avalon at Carter Lake                Garbage disposals, storm windows, laundry facilities
60 Avalon at Gayton                     Double thermal pane windows, some apartments have built-in bookshelves, wet bars and controlled-access building entrances, optional storage units
61 Avalon at Boulders                   Optional storage closets, garbage disposals, ceiling fans
62 Avalon Woods                         Private entrances, ceiling fans, sun rooms in some units
63 Avalon Pointe                        Garbage disposals, vaulted ceilings
64 Avalon at Dulles                     Some apartments have built-in bookcases, pantries, optional bay windows
65 Avalon Crescent                      Pantries, icemakers, garbage disposals, security alarms, sprinkler system, walk-in showers, ceramic tile entry foyer, breakfast bars
66 Avalon Pines                         Garages, ceiling fans, garbage disposals





DEVELOPMENT COMMUNITIES*
------------------------
67 Avalon at Faxon Park                 Security systems, garges
68 Avalon Fields II                     Pantries, ice makers, continious cleaning ovens, garbage disposals, breakfast bars
69 Avalon Crest                         Controlled access building entrance
70 Avalon Cove South                    Security system , some homes with bay windows
71 Avalon Gardens                       Security system, garages
72 Avalon Willow                        Security system, garages
73 Avalon at Bronxville                 Security system , some homes with bay windows
74 Avalon at Cameron Court              Direct access garages, intrusion alarms, microwaves, garbage disposals, pantries, breakfast bars
75 Avalon at Fair Lakes                 Controlled access building entrance, garbage disposals, direct access garages, pantries, breakfast bars
76 Avalon Valley                        Garages, carports, game room
77 Avalon Lake                          Some garage parking


             Subtotals

   TOTAL:

   All apartment homes contain refrigerators and dishwashers and all homes are cable TV ready.
 * See page 15 for notes.

          RECREATIONAL AMENITIES - CURRENT AND DEVELOPMENT COMMUNITIES

                                                                                                                      Indoor/
                                                                                                                      Outdoor
                                        Clubhouse/     Fitness                         Tennis          Racquet-        Basket-
                                         Clubroom       Center          Pool           Court           ball            ball
------------------------------         -----------   ----------      --------       ----------      -----------     -----------
CURRENT COMMUNITIES
-------------------
 1 Avalon Walk I                          Yes             Yes             Yes             No              Yes             Yes
 2 Avalon Walk II                         Yes             Yes             Yes             Yes             Yes             Yes
 3 Avalon Pavilions                       Yes             Yes             Yes             Yes             Yes             Yes
 4 Avalon Glen                            Yes             Yes             Yes             No              Yes             No
 5 Avalon Grove                           Yes             Yes             Yes             No              Yes             Yes
 6 Avalon Gates                           Yes             Yes             Yes             Yes             Yes             Yes
 7 Avalon Springs                         Yes             Yes             Yes             No              No              No
 8 4100 Massachusetts Avenue              Yes             Yes             Yes             No              No              No
 9 Avalon at Stratford Green              Yes             No              Yes             No              No              No
10 Village Park of Westmont               Yes             Yes             Yes             No              Yes             Yes
11 Avalon at Danada                       Yes             Yes             Yes             No              No              No
12 Avalon at Willow Lake                  Yes             Yes             Yes             Yes             No              No
13 Avalon at Geist                        Yes             Yes             Yes             No              No              No
14 Longwood Towers                        Yes             No              No              No              No              No
15 Avalon at Lexington                    Yes             Yes             Yes             No              No              Yes
16 Avalon Summit                          No              Yes             Yes             No              No              No
17 Avalon Arbor                           Yes             Yes             Yes             Yes             No              Yes
18 Avalon West                            Yes             No              Yes             No              No              Yes
19 Avalon Landing                         Yes             Yes             Yes             No              No              No
20 Avalon at Fairway Hills I              Yes             Yes             Yes             Yes             No              No
21 Avalon at Fairway Hills II             Yes             Yes             Yes             Yes             Yes             No
22 Avalon at Symphony Glen                No              No              Yes             No              No              No
23 Avalon Fields                          Yes             Yes             Yes             No              No              No
24 Avalon Knoll                           Yes             Yes             Yes             Yes             No              Yes
25 Avalon at Lake Arbor                   Yes             Yes             Yes             No              No              No
26 Avalon Lea                             Yes             Yes             Yes             Yes             No              No
27 Avalon at Decoverly                    Yes             Yes             Yes             Yes             Yes             Yes
28 Avalon Crossing                        Yes             Yes             Yes             No              No              No
29 Avalon Ridge                           Yes             Yes             Yes             Yes             Yes             Yes
30 Falkland Chase                         Yes             Yes             No              No              No              No
31 Avalon Heights                         Yes             Yes             Yes             Yes             Yes             No
32 Aspen Meadows                          Yes             No              Yes             Yes             No              No
33 Village Park of Troy                   Yes             Yes             Yes             Yes             Yes             Yes
34 Avalon Devonshire                      Yes             Yes             Yes             Yes             No              No
35 Carriage Green                         Yes             Yes             Yes             Yes             No              No
36 Summer Place                           Yes             Yes             Yes             Yes             No              No
37 Avalon Cove                            Yes             Yes             Yes             No              Yes             Yes
38 Avalon Run                             Yes             Yes             Yes             Yes             Yes             Yes
39 Avalon Run East                        Yes             No              Yes             No              No              No
40 Avalon Watch                           Yes             Yes             Yes             Yes             Yes             Yes
41 Avalon Chase                           Yes             Yes             Yes             Yes             No              No
42 Avalon View                            Yes             Yes             Yes             Yes             No              Yes
43 Avalon Green                           Yes             No              Yes             No              No              No
44 Avalon Towers                          Yes             Yes             Yes             No              No              No
45 Avalon Court                           Yes             Yes             Yes             No              No              No
46 Avalon Commons                         Yes             Yes             Yes             No              No              Yes
47 Arbors of Montgomery                   Yes             Yes             Yes             Yes             Yes             Yes
48 Avalon at Center Place                 Yes             Yes             Yes             No              No              No
49 Avalon at Park Center                  Yes             Yes             Yes             No              No              Yes
50 Avalon at Ballston-
         Quincy & Vermont Towers          Yes             Yes             Yes             Yes             No              No
51 Avalon at Ballston-





                                          Tot Lot/       Sauna or
                                          Tot Pool       Whirlpool                          Other
------------------------------            ----------    ------------     ---------------------------------------------------------
CURRENT COMMUNITIES
-------------------
 1 Avalon Walk I                           Yes             No              Heated pool, media room, ping-pong room
 2 Avalon Walk II                          Yes             Yes             Aerobics studio, library
 3 Avalon Pavilions                        Yes             No              Picnic area, media room, ping-pong room, heated pool,
                                                                           sports court
 4 Avalon Glen                             No              No              Heated pool, picnic area with barbecue grills
 5 Avalon Grove                            Yes             No
 6 Avalon Gates                            Yes             No              Game room, picnic area
 7 Avalon Springs                          Yes             No              Nature trail
 8 4100 Massachusetts Avenue               No              No              Rooftop pool, nearby parks
 9 Avalon at Stratford Green               No              No              Gazebos, prairie reserve, concierge services
10 Village Park of Westmont                Yes             Yes             Billards
11 Avalon at Danada                        No              No              Conference room, concierge services
12 Avalon at Willow Lake                   No              No              Picnic areas with barbeque grills, covered car wash
13 Avalon at Geist                         No              No              Wooded picnic areas with barbeque grills
14 Longwood Towers                         No              No              Restaurant, ballroom, concierge
15 Avalon at Lexington                     Yes             No              Picnic area, heated pool, media room
16 Avalon Summit                           No              No
17 Avalon Arbor                            Yes             No              Heated pool, lighted tennis courts
18 Avalon West                             Yes             No
19 Avalon Landing                          No              Yes             Sauna, 14-acre wooded setting
20 Avalon at Fairway Hills I               Yes             No              Picnic area, lighted tennis court
21 Avalon at Fairway Hills II              Yes             No              Car wash area, tanning bed
22 Avalon at Symphony Glen                 Yes             No              Picnic area with barbecue grills
23 Avalon Fields                           Yes             No              Picnic/sitting areas, pool with landscaped deck, car
                                                                           wash area
24 Avalon Knoll                            Yes             Yes             Lighted tennis courts, picnic area with barbecue grills
25 Avalon at Lake Arbor                    No              Yes             Jogging trail
26 Avalon Lea                              No              Yes             Lighted tennis court, English garden with gazebo
27 Avalon at Decoverly                     Yes             Yes             Lap pool & cocktail pool, car wash area, croquet court
28 Avalon Crossing                         Yes             No              Picnic/sitting area, walking path, play area
29 Avalon Ridge                            Yes             Yes             Walk and bike trails, picnic area with barbecue grills,
                                                                           volleyball court
30 Falkland Chase                          Yes             No              Picnic area with barbecue grills and picnic tables,
                                                                           community room
31 Avalon Heights                          Yes             Yes             Sand volleyball, jogging trails, jacuzzi
32 Aspen Meadows                           Yes             No              Sand volleyball, picnic area with barbecue grills
33 Village Park of Troy                    No              Yes             Sand volleyball, picnic area with barbecue grills
34 Avalon Devonshire                       No              Yes             Gazebos, picnic areas with barbecue grills, jogging
                                                                           trails, billiards, large screen TV
35 Carriage Green                          Yes             Yes             Community rooms, sauna, picnic area, sand volleyball
36 Summer Place                            No              Yes             Sand volleyball, billiard table, tanning table
37 Avalon Cove                             Yes             No
38 Avalon Run                              Yes             No              Media room, library, sport lawn
39 Avalon Run East                         Yes             No              Walking/jogging trail
40 Avalon Watch                            Yes             Yes             Lighted tennis courts, picnic areas
41 Avalon Chase                            No              Yes             Volleyball court, car wash area, picnic area with
                                                                           barbecues
42 Avalon View                             Yes             No              Library, ping-pong room
43 Avalon Green                            No              No              Picnic area
44 Avalon Towers                           Yes             Yes             Adjacent to ocean boardwalk, enclosed garage with
                                                                           carwash, 24-hour concierge, billiard room
45 Avalon Court                            Yes             No
46 Avalon Commons                          Yes             No
47 Arbors of Montgomery                    No              Yes             Car wash, sand volleyball court
48 Avalon at Center Place                  No              No              Conference room, storage facility, bicycle storage, car
                                                                           wash area
49 Avalon at Park Center                   Yes             Yes             Sand volleyball court, walking trail
50 Avalon at Ballston-
         Quincy & Vermont Towers           No              Yes
51 Avalon at Ballston-

                                                                                                                 Indoor/
                                                                                                                 Outdoor
                                 Clubhouse/        Fitness                        Tennis          Racquet-        Basket-
                                 Clubroom          Center          Pool            Court           ball            ball
--------------------------       -----------     ----------      --------       ----------      -----------     -----------
       Washington Towers            Yes             Yes             Yes             Yes             No              No
52 Avalon Birches                   Yes             Yes             Yes             Yes             No              No
53 AutumnWoods                      Yes             Yes             Yes             Yes             No              Yes
54 Avalon at Providence Park        Yes             No              Yes             No              No              No
55 Avalon Station                   Yes             Yes             Yes             No              No              No
56 Avalon at Hampton I              No              Yes             Yes             Yes             No              No
57 Avalon at Hampton II             Yes             Yes             Yes             Yes             No              No
58 Avalon Park                      Yes             Yes             Yes             Yes             Yes             No
59 Avalon at Carter Lake            No              No              Yes             Yes             No              No
60 Avalon at Gayton                 Yes             Yes             Yes             Yes             No              No
61 Avalon at Boulders               Yes             Yes             Yes             Yes             No              No
62 Avalon Woods                     Yes             Yes             Yes             Yes             Yes             No
63 Avalon Pointe                    Yes             No              Yes             Yes             No              No
64 Avalon at Dulles                 Yes             Yes             Yes             Yes             No              No
65 Avalon Crescent                  Yes             Yes             Yes             No              No              Yes
66 Avalon Pines                     Yes             Yes             Yes             No              Yes             Yes

DEVELOPMENT COMMUNITIES
-----------------------
67 Avalon at Faxon Park             Yes             Yes             Yes             No              No              No
68 Avalon Fields II                 Yes             Yes             Yes             No              No              No
69 Avalon Crest                     Yes             Yes             Yes             No              No              Yes
70 Avalon Cove South                Yes             Yes             Yes             No              No              No
71 Avalon Gardens                   Yes             Yes             Yes             Yes             Yes             Yes
72 Avalon Willow                    Yes             Yes             Yes             No              Yes             No
73 Avalon at Bronxville             Yes             Yes             No              No              No              No
74 Avalon at Cameron Court          Yes             Yes             Yes             No              No              Yes
75 Avalon at Fair Lakes             Yes             Yes             Yes             Yes             No              No
76 Avalon Valley                    Yes             Yes             Yes             No              No              No
77 Avalon Lake                      Yes             Yes             Yes             No              No              Yes





                                  Tot Lot/       Sauna or
                                  Tot Pool       Whirlpool                          Other
--------------------------       ----------    ------------     ---------------------------------------------------------
       Washington Towers             No              No              Lighted tennis court, community room
52 Avalon Birches                    Yes             Yes             Tanning bed, guest suite, 24-hour fitness center, sand
                                                                     volleyball, lighted tennis courts, picnic area
53 AutumnWoods                       Yes             Yes             Sand volleyball court, car wash area, barbecue facilities, community bicyles
54 Avalon at Providence Park         No              No              Car wash area, business center
55 Avalon Station                    No              No              Volleyball court
56 Avalon at Hampton I               Yes             Yes             Lighted tennis court, car wash
57 Avalon at Hampton II              No              Yes             Picnic area, volleyball court, lighted tennis court
58 Avalon Park                       Yes             Yes             Lighted tennis courts
59 Avalon at Carter Lake             Yes             No              Lighted tennis courts, volleyball, picnic area, lake view
60 Avalon at Gayton                  No              Yes             Lighted tennis courts, volleyball court, picnic area, sauna, car wash
61 Avalon at Boulders                No              Yes             Car wash area, picnic areas, jogging trails
62 Avalon Woods                      No              Yes             Tanning bed, dry sauna, boat storage area, car wash area
63 Avalon Pointe                     No              Yes             Picnic area, car wash area
64 Avalon at Dulles                  No              Yes             Lighted tennis court
65 Avalon Crescent                   Yes                             Resident business office and media/conference room, sand
                                                                     volleyball court, walking/fitness trails, picnic area,
                                                                     landscaped pond, perimeter fencing & gate
66 Avalon Pines                      No              Yes             Car wash area

DEVELOPMENT COMMUNITIES
-----------------------
67 Avalon at Faxon Park              Yes             Yes             Barbecue areas, community garden, putting green, gazebo and a library at the leasing office.
68 Avalon Fields II                  Yes             No              Car wash area, picnic/sitting area with Barbecue grills,
                                                                     pedestrian path
69 Avalon Crest                      No              No              Residents business center, childrens' play room off fitnes center, irrigation system
70 Avalon Cove South                 No              No              Resident business center
71 Avalon Gardens                    Yes             No              Barbecue pavilions, resident business center
72 Avalon Willow                     No              No              Dance studio
73 Avalon at Bronxville              No              No              Resident business center
74 Avalon at Cameron Court           No              Yes             Resident business center, sand volleyball court, picnic areas
75 Avalon at Fair Lakes              No              No              Picnic area, resident business center
76 Avalon Valley                     Yes             No              Picnic areas with grills
77 Avalon Lake                       No              No              Game room, picnic areas with grills

Notes to Community Information tables on pages 9 through 14


 (1)   Represents the average rental revenue per occupied apartment home.

 (2) Property EBITDA is defined as property earnings before interest, income taxes, depreciation, amortization, extraordinary items, gain/(loss) on sale of a community, minority interest and before considering corporate general and administrative expenses and central property management overhead. Gross EBITDA discussed in Note (4) to the Selected Financial Data represents consolidated earnings (net of general and administrative expenses and central property management overhead), and including minority interests, but before depreciation and amortization.

 (3) Costs are presented in accordance with GAAP and exclude the step-up in basis attributed to continuing investors. For Development Communities, cost represents total costs incurred through December 31, 1997.

 (4) Owned by a joint venture in which the Company has a 50% equity and 50% cash flow interest with the remaining 50% interest held by an institutional investor.

 (5)   Community under renovation in 1997.

 (6) Ownership through ownership of the Avalon Arbor note. See Note 5 to consolidated financial statements.

 (7) Owned by a partnership in which the Company has a 50% ownership interest. Extensive renovation completed in 1987.

 (8) Owned by a joint venture in which the Company has a 49% equity and 40% cash flow interest with the remaining 51% equity and 60% cash flow interest held by an institutional investor.

 (9) Communities acquired on 1-7-98. See "Acquisition Activities and Other Recent Developments."

(10)   Excludes corporate apartment homes.

(11)   Construction commenced in 1998.

(12)   Seven 1BR/1.5BA, three 2BR/1.5BA and four 2BR/2.5BA.

(13)   Efficiencies.

(14)   Twelve 3BR/2.5BA.

(15)   Fifteen 3BR w/den/3-1/2BA.

(16)   7 guest rooms, 75 studio apartments, 10 3BR/3BA apartments.

(17)   3 apartment homes with 4BR.

(18)   2BR and 1-1/2BA.

(19)   Fifty-four 1BR/1.5BA, sixty-four 2BR/3BA and forty-four 3BR/2BA.

(20)   2BR and 2-1/2BA.

(21)   35 2BR town homes and 35 3BR town homes.

(22)   24 efficiencies and five 2BR/1BA townhouse.

(23)   Comprised of 1 studio, 1 2BR/3BA, 3 3BR/3BA and 67 1BR/2BA.

(24)   4 2BR town homes and 4 3BR town homes.

(25)   Comprised of 40 efficiencies and 14 2BR town homes.

(26)   3BR and 3BA.

(27)   Comprised of 36 2BR/2-1/2BA + loft apartments.

Development Communities

         As of March 16, 1998, 11 Development Communities were under construction which, when completed, will add a total of 2,825 apartment homes to the Company's portfolio. Subsequent to year end, the Company commenced construction on two of the Development Rights (Avalon Valley and Avalon Lake) which had a capitalized cost at December 31, 1997 of approximately $786,000. The Development Communities will resemble the Current Communities and have been designed to offer similar amenities. The total capitalized cost of these Development Communities, when completed, is expected to be approximately $367.3 million. The following is a summary of the Development Communities:

                        DEVELOPMENT COMMUNITIES SUMMARY

                          NUMBER OF     BUDGETED                                ESTIMATED      ESTIMATED       EBITDA AS %
                          APARTMENT       COST       CONSTRUCTION    INITIAL    COMPLETION   STABILIZATION       OF TOTAL
                            HOMES     ($ MILLIONS)      START       OCCUPANCY      DATE         DATE(1)      BUDGETED COST(2)
                          ---------   ------------   ------------   ---------   ----------   -------------   ----------------
CONVENTIONALLY FINANCED
------------------------
Avalon at Fair Lakes
Fairfax, VA                   234        $ 23.2         Q1 1997       Q4 1997     Q2 1998        Q4 1998           10.5%

Avalon at Faxon Park
Quincy, MA                    171          15.8         Q1 1997       Q4 1997     Q3 1998        Q4 1998           13.2%

Avalon Gardens
Nanuet, NY                    504          53.8         Q3 1996       Q2 1997     Q4 1998        Q1 1999           11.3%

Avalon at Cameron Court
Alexandria, VA                460          44.7         Q2 1997       Q1 1998     Q4 1998        Q1 1999           11.0%

Avalon Willow
Mamaroneck, NY                227          41.8         Q2 1997       Q3 1998     Q1 1999        Q2 1999            9.2%

Avalon Fields II
Gaithersburg, MD               96           9.2         Q3 1997       Q2 1998     Q4 1998        Q1 1999           10.2%

Avalon Bronxville
Bronxville, NY                110          26.4         Q1 1998       Q2 1999     Q3 1999        Q4 1999            9.7%

Avalon Crest
Fort Lee, NJ                  351          57.5         Q4 1997       Q2 1999     Q4 1999        Q1 2000           10.1%

Avalon Cove South
Jersey City, NJ               269          51.8         Q1 1998       Q2 1999     Q3 1999        Q4 1999           10.0%

Avalon Valley
Danbury, CT                   268          26.1         Q2 1998       Q1 1999     Q3 1999        Q4 1999           10.4%

Avalon Lake
Danbury, CT                   135          17.0         Q1 1998       Q1 1999     Q2 1999        Q3 1999            9.6%

                            -----        ------                                                                    -----
                            2,825        $367.3                                                                    10.4%
                            =====        ======                                                                    =====

------------

(1) Stabilized occupancy is defined as the first full quarter of 94% or greater occupancy.
(2) Projected EBITDA represents gross potential earnings projected to be achieved based on current rents prevailing in the respective community's local market (without adjustment for potential growth factors) and before interest, income taxes, depreciation, amortization and extraordinary items, minus (a) economic vacancy and (b) projected stabilized operating expenses. Total budgeted cost includes all capitalized costs projected to be incurred to develop the respective Development Community, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees. EBITDA is relevant to an understanding of the economics of the Company because it indicates cash flow available from Company operations to service fixed obligations. EBITDA should not be considered as an alternative to operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. EBITDA as disclosed by other REITs may not be comparable to the Company's calculation of EBITDA.

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

         In accordance with GAAP, the Company capitalizes interest expense during construction until each building obtains a certificate of occupancy; thereafter, interest for each completed building is expensed. Capitalized interest during the years ended December 31, 1997, 1996 and 1995 totaled $9.0 million, $12.2 million and $6.0 million, respectively.

Development Rights

         As of March 16, 1998, the Company was pursuing the development of 18 new apartment communities. The status of these new communities ranges from land owned or under option for which design and architectural planning has just commenced to land under contract or owned by the Company with completed site plans and drawings where construction can commence almost immediately.
Although there is no assurance that all or any of these communities will proceed to development, the successful completion of all of these communities would ultimately add 4,900 institutional-quality apartment homes to the Company's portfolio. Many of these apartment homes will offer features similar to those offered by the Current Communities, including vaulted ceilings, lofts, fireplaces, dishwashers, disposals, washer/dryer connections, ice-makers, patios and decks. Recreational facilities may include swimming pools, fitness facilities, playgrounds, picnic areas, tennis courts, racquetball courts or indoor basketball courts. Direct-access garages are also planned for certain Development Rights.

         The Company generally holds Development Rights through options to acquire land, although one development right is controlled through a joint venture partnership that owns land (New Canaan, CT). As of December 31, 1997, the cumulative capitalized costs for the 18 current Development Rights is approximately $11.9 million including the capitalized cost of $7.3 million related to the purchase of land in New Canaan, Connecticut. The properties that comprise the Development Rights are located in Massachusetts, New Jersey, New York, Illinois, Virginia and Connecticut and are in different stages of the due diligence and regulatory approval process. The decisions as to which of the Development Rights to pursue, if any, or to continue to pursue once an investment in a Development Right is made are business judgments to be made by Management after financial, demographic and other analysis is performed. There can be no assurance that the Company will succeed in obtaining zoning and other necessary governmental approvals or the financing required to develop these communities, or that the Company will decide to develop any particular community. Further, there can be no assurance that construction of any particular community will be undertaken or, if undertaken, will begin at the expected times assumed in the financial projections or be completed at the total budgeted costs assumed in the financial projections. Finally, Management intends to limit the percentage of debt used to finance new developments and acquisitions. To comply with Management's self-imposed limitation in the use of debt, future equity offerings may be required to finance the development of those Development Rights scheduled to start construction after 1998. Notwithstanding the lack of assurance with respect to the prospective development of any particular community that is the subject of the Development Rights, Management believes that the Development Rights, in the aggregate, present attractive potential opportunities for future development and growth of the Company's Funds from Operations (as hereinafter defined).

         Historically, Management has been successful in controlling land through option agreements prior to commencing construction. Generally, this allowed the Company to limit exposure to development risks by purchasing land only when the entitlement process was complete and when construction could commence immediately after the purchase of the land. Accordingly, at March 16, 1998, the Company did not directly own any unentitled and undeveloped land.
The Company, however, holds an 86.5% non-recourse joint venture partnership interest in a partnership that owns undeveloped land. The Company may purchase undeveloped land before development and financing plans are complete if, in Management's judgment, controlling the land through an option agreement is not viable, the land can be acquired under attractive terms, is in the advanced stages of the entitlement process and can proceed to development within a medium-term planning and marketing horizon. The current inventory of Development Rights is summarized in the following table:

                                           TOTAL
                            ESTIMATED     BUDGETED
                            NUMBER OF       COST
           LOCATION           HOMES     ($ MILLIONS)
           --------         ---------   ------------
 1.  Darien, CT                 172        $ 25.8
 2.  New Canaan, CT(1)          104          23.8
 3.  Orange, CT                 172          15.5
 4.  Ridgefield, CT             240          30.2
 5.  Stamford, CT               195          30.5
 6.  Naperville, IL             200          20.5
 7.  Hull, MA                   162          17.0
 8.  Peabody, MA                434          35.9
 9.  Wilmington, MA             204          21.2
10.  Florham Park, NJ           270          37.5
11.  Freehold, NJ               452          38.5
12.  Westbury, NY               360          47.6
13.  Greenburgh - II, NY        500          74.0
14.  Greenburgh - III, NY       266          39.3
15.  Melville - II, NY          340          40.0
16.  New Rochelle, NY           408          62.7
17.  Yonkers, NY                256          33.7
18.  Herndon, VA                165          19.5
                              -----        ------
     Total                    4,900        $613.2
                              =====        ======

(1) Currently anticipated that the land seller will retain a minority limited partnership interest.

Acquisition Activities and Other Recent Developments

         Acquisitions of Existing Communities. In 1997, the Company acquired 15 communities that total 3,884 apartment homes, and through March 16, 1998, two additional communities were acquired. These communities are summarized as follows:

         On January 11, 1997, the Company purchased Avalon at Ballston - Vermont/Quincy, two luxury high-rise communities located in Arlington, Virginia for approximately $45,698,000. These communities contain a total of 454 apartment homes.

         On May 16, 1997, the Company purchased Avalon at Center Place, a 225 apartment home, luxury high-rise community located in Providence, Rhode Island for approximately $26,000,000. This community was managed by the Company prior to its acquisition and is subject to a 149 year land lease expiring in September 2092.

         On June 27, 1997, the Company purchased Avalon at Providence Park, a 140 apartment home, luxury garden-style apartment community located in Fairfax City, Virginia for approximately $10,750,000.

         On October 1, 1997, the Company purchased Avalon Colchester, a 57 apartment home community in Brookline, Massachusetts for approximately $4,500,000. This community is near an existing community, Longwood Towers, and the Company has combined the operations of these two communities.

         On November 13, 1997, the Company purchased Avalon Heights (formerly Village Green of Madison Heights), a 225 apartment home, garden-style community located in Madison Heights, Michigan (metro Detroit) for approximately $15,215,000.

         On November 13, 1997, the Company purchased Village Park of Troy, a 544 apartment home, garden-style community located in Troy, Michigan (metro Detroit) for approximately $31,120,000.

         On November 26, 1997, the Company, through the Operating Partnership, acquired a fee simple interest in Village Park of Westmont, a 400 apartment home, garden-style community located in Westmont, Illinois (metro Chicago) for approximately $25,695,000 including $23,695,000 in cash and Units of the Operating Partnership valued at $2,000,000.

         On December 11, 1997, the Company purchased Aspen Meadows, a 214 apartment home, garden-style community located in Rochester Hills, Michigan for approximately $12,362,000.

         On December 22, 1997, the Company and the Operating Partnership completed the principal phase of the acquisitions contemplated by the Contribution Agreement with TCR/MW, pursuant to which the Company acquired six apartment communities containing a total of 1,625 apartment homes for approximately $137,117,000 and expects to acquire two additional apartment communities containing a total of 704 apartment homes. The Company also acquired certain third-party management contracts and the right to acquire from an unrelated third-party an undeveloped parcel of land on which the Company expects to build one apartment community.

         On January 7, 1998, the Company purchased two apartment communities located in the Minneapolis metropolitan area. Carriage Green, a 246 apartment home community located in Eagan, Minnesota, and Summer Place, a 160 apartment home community located in Plymouth, Minnesota, were acquired for $27,625,000.

         Sale of Existing Community. On July 18, 1997, the Company sold a garden-style apartment community, Avalon Farm, located in Frederick, Maryland, to a single buyer for a total sales price of $17,047,000. The net proceeds from the sale of approximately $16,500,000 from the sale were used for reinvestment in a new acquisition community.

         Land Acquisitions for New Developments. On March 12, 1997, the Company purchased 8.29 acres of land in Quincy, Massachusetts for $950,000. Construction of a new 171 apartment home community, Avalon at Faxon Park, commenced in the first quarter of 1997.

         On April 15, 1997, the Company purchased the remaining nine acres of land relating to the development of Avalon at Cameron Court in Alexandria, Virginia for $5,714,000.

         On April 18, 1997, the Company purchased the remaining 1.7 acres of land relating to the Avalon Willow development in Mamaroneck, New York for $2,300,000. This land is adjacent to a 2.3 acre parcel purchased in December 1996. Construction of a 227 apartment home community (Avalon Willow) on the combined four acre site commenced in the second quarter of 1997. The first 2.3 acres of land were acquired in December 1996.

         On August 18, 1997, the Company purchased a 3.54 acre tract of land adjacent to an existing community, Avalon Fields, in Gaithersburg, Maryland, for $1,400,000 for the purpose of expanding the existing community. Construction of a new 96 apartment home community, Avalon Fields II, has started and is expected to be completed in the fourth quarter of 1998.

         On December 10, 1997, the Company purchased a 1.5 acres of land in Bronxville, New York for $2,050,000. Construction of a new 110 apartment home community, Avalon Bronxville, started in the first quarter of 1998.

         On December 18, 1997, the Company purchased a 13 acre tract of land in Fort Lee, New Jersey, for $11,000,000. Construction of a new apartment community, Avalon Crest, started in the fourth quarter of 1997. Construction of this 351 apartment home community is scheduled for completion in the fourth quarter of 1999.

         On December 19, 1997, the Company completed the purchase of 2.75 acres of land adjacent to an existing community, Avalon Cove, in Jersey City, New Jersey, for $4,100,000 for the purpose of expanding the existing community. Construction of this 269 apartment home community, Avalon Cove South, started in the first quarter of 1998.

         On February 26, 1998, the Company purchased a 17.1 acre tract of land in Danbury, Connecticut for $2,100,000. A new 268 apartment community, Avalon Valley, is expected to commence construction in the second quarter of 1998.

         On February 27, 1998, the Company purchased a 32 acre tract of land in Danbury, Connecticut for $3,271,000. Construction of a new 135 apartment home community, Avalon Lake, commenced in the first quarter of 1998.

         On March 25, 1998, the Company purchased a 22.5 acre tract of land in Wilmington, Massachusetts for $1,500,000. Construction of a new 204 apartment home community, Avalon Oaks, will commence in the second quarter of 1998.

ITEM 3.  LEGAL PROCEEDINGS

         Neither the Company nor any of the communities is presently subject to any material litigation nor, to the Company's knowledge, is any litigation threatened against the Company or any of the communities, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the business or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

         No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 1997.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the New York Stock Exchange (the "NYSE") under the ticker symbol "AVN." The following table sets forth the quarterly high and low closing prices per share of the Company's Common Stock on the NYSE for the years ended December 31, 1997 and 1996, as reported by the NYSE. On March 16, 1998, there were 361 holders of record of 43,139,559 shares of the Company's Common Stock.

                            1997                                  1996
               -------------------------------       -------------------------------
                  CLOSING PRICE                         CLOSING PRICE
               -------------------   DIVIDENDS       -------------------   DIVIDENDS
QUARTER ENDED    HIGH       LOW        PAID            HIGH       LOW        PAID
-------------  --------   --------   ---------       --------   --------   ---------
March 31       $29.250    $26.750      $0.38         $23.000    $20.875      $0.37
June 30        $28.625    $26.250      $0.38         $22.125    $20.375      $0.37
September 30   $29.750    $27.438      $0.38         $23.750    $21.500      $0.37
December 31    $31.250    $28.938      $0.39         $29.000    $23.125      $0.38

         On January 22, 1998, the Company declared a cash dividend on its Common Stock of $.39 per share for the fourth quarter of 1997. The dividend was paid on February 17, 1998 to all stockholders of record as of February 6, 1998. The Company expects to continue its policy of paying regular quarterly cash dividends. However, dividend distributions will be declared at the discretion of the Board of Directors and will depend on actual Funds from Operations of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Directors may deem relevant. The Board of Directors may modify the Company's dividend policy from time-to-time.

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

         On December 16, 1996, the Company entered into an Agreement of Limited Partnership of Avalon Ballston Associates L.P. (the "Ballston Partnership"), the general partner of which is Avalon Ballston II, Inc. a wholly owned subsidiary of the Company for the purpose of acquiring the Avalon at Ballston - Quincy and Vermont community. In connection with the formation of the Ballston Partnership, 25,271 units of limited partnership interest ("Ballston OP Units") were issued to the existing partners of the contributor of the community.

         On November 7, 1997 the Company entered into an Agreement of
Limited Partnership of Avalon DownREIT V, L.P. (the "DownREIT V Partnership"), the general partner of which is Avalon DownREIT V, Inc., a wholly-owned subsidiary of the Company, for the purpose of acquiring certain communities. On November 26, 1997 the limited partnership agreement was amended and 68,608 units of limited partnership interest (the "DownREIT V OP Units") were issued to the existing partners of the contributor of the Avalon at Westmont acquisition. The limited partnership agreement was amended on December 22, 1997 to provide for the issuance of 511,309 DownREIT V OP Units to existing partners of the contributor of the TCR Communities.

         All Ballston OP Units and DownREIT V OP Units (collectively, the "OP Units") were issued pursuant to an exemption from registration provided in Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). Under the terms of the limited partnership agreements, holders of the OP Units have the right to require the partnerships to redeem their OP Units for cash, subject to certain conditions. The Company may, however, elect to deliver an equivalent number of shares of common stock to the holders of OP Units in satisfaction of the partnership obligation to redeem the OP Units for cash. As of December 31, 1997, no OP Units have been redeemed by the Company


ITEM 6.  SELECTED FINANCIAL DATA

         The following table below provides historical consolidated financial, operating and other data for the Company and the Predecessor. The table should be read with the consolidated financial statements of the Company and the notes included in this report.


                                                                           COMPANY(1)                             PREDECESSOR(1)
                                                 --------------------------------------------------------------   --------------
                                                                    YEARS ENDED                       11-18-93        1-1-93
                                                 -------------------------------------------------    THROUGH        THROUGH
                                                  12-31-97     12-31-96     12-31-95     12-31-94     12-31-93       11-17-93
                                                 ----------   ----------   ----------   ----------   ----------   --------------
                                                              (Dollars in thousands, except per share information)
OPERATING INFORMATION:
 Revenue:
   Rental income                                 $  169,442   $  123,354   $   94,821   $   71,756   $    7,241      $ 50,102
   Management fees                                    1,029        1,439        1,926        2,077          211         1,344
   Other income                                         633          420          466          468           21           410
                                                 ----------   ----------   ----------   ----------   ----------      --------
   Total revenue                                    171,104      125,213       97,213       74,301        7,473        51,856
                                                 ----------   ----------   ----------   ----------   ----------      --------
 Expenses:
   Operating expenses                                61,058       47,074       35,998       27,808        2,770        21,620
   Interest expense                                  16,977        9,545       11,056        5,687          632        24,557
   Depreciation and amortization                     29,113       20,956       16,558       12,342        1,247        10,851
   General and administrative                         5,093        3,438        3,132        2,354          200         1,341
   Development costs write-off                          650          450          400          400           47            --
                                                 ----------   ----------   ----------   ----------   ----------      --------
   Total expenses                                   112,891       81,463       67,144       48,591        4,896        58,369
                                                 ----------   ----------   ----------   ----------   ----------      --------
 Equity in income of
   unconsolidated joint ventures                      5,689        1,025          440          701           44           344
 Interest income                                      1,346          887          953          872          118           599
 Investment interest expense                             --           --           --           --           --          (204)
 Minority interest                                      174          495          633          733           44            --
                                                 ----------   ----------   ----------   ----------   ----------      --------
   Income (loss) before gain on sale of
     communities and extraordinary items             65,422       46,157       32,095       28,016        2,783        (5,774)
 Gain on sale of communities                            677        7,850           --           --           --            --
                                                 ----------   ----------   ----------   ----------   ----------      --------
   Income (loss) before extraordinary items          66,099       54,007       32,095       28,016        2,783        (5,774)
 Extraordinary items                                 (1,183)      (2,356)      (1,158)          --           --        10,194
                                                 ----------   ----------   ----------   ----------   ----------      --------
   Net income                                        64,916       51,651       30,937       28,016        2,783         4,420
   Dividends attributable to preferred stock        (19,656)     (10,422)          --           --           --            --
                                                 ----------   ----------   ----------   ----------   ----------      --------
   Net income available to common stockholders   $   45,260   $   41,229   $   30,937   $   28,016   $    2,783      $  4,420
                                                 ==========   ==========   ==========   ==========   ==========      ========
PER COMMON SHARE AND SHARE INFORMATION:
 Income before extraordinary items -- basic(2)   $     1.26   $     1.42   $     1.13   $     1.10   $     0.12      $     --
 Income before extraordinary
   items -- diluted(2)                           $     1.26   $     1.41   $     1.13   $     1.09   $     0.12      $     --
 Net income -- basic(2)                          $     1.23   $     1.34   $     1.09   $     1.10   $     0.12      $     --
 Net income -- diluted(2)                        $     1.22   $     1.34   $     1.09   $     1.09   $     0.12      $     --
 Cash dividends paid(2)                          $     1.53   $     1.49   $     1.46   $     1.08   $     0.17      $     --
 Weighted average shares
   outstanding -- basic(2)                       36,762,781   30,739,504   28,365,427   25,486,932   22,432,494       N/A
 Weighted average shares
   outstanding -- diluted(2)                     37,006,148   30,836,193   28,410,803   25,602,032   22,432,494       N/A

                                                                           COMPANY(1)                             PREDECESSOR(1)
                                                 --------------------------------------------------------------   --------------
                                                                    YEARS ENDED                       11-18-93        1-1-93
                                                 -------------------------------------------------    THROUGH        THROUGH
                                                  12-31-97     12-31-96     12-31-95     12-31-94     12-31-93       11-17-93
                                                 ----------   ----------   ----------   ----------   ----------   --------------
                                                              (Dollars in thousands, except per share information)
OTHER INFORMATION:
 Funds from Operations(3)                        $   73,525   $   54,622   $   46,879   $   39,485   $    3,943      $  4,588
 Gross EBITDA(4)                                 $  110,166   $   75,771   $   58,756   $   45,173   $    4,544      $ 29,239
 Total apartment communities(5)                          64           45           38           31           22            21
 Total number of apartment homes(5)                  19,318       13,368       11,255        9,847        7,294         7,044
 Development Starts:     Communities                      6            4            7            4           --            --
                         Apartment Homes              1,539        1,528        1,178        1,141           --            --
 Developments Completed: Communities                      7            6            1            3           --            --
                         Apartment Homes              1,985        1,390          246          958           --            --
 Acquisitions Completed: Communities                     15            6            7            6            1            --
                         Apartment Homes              3,884        1,765        1,304        1,594          250            --
 Dispositions Completed: Communities                      1            2           --           --           --            --
                         Apartment Homes                306          518           --           --           --            --

BALANCE SHEET INFORMATION:
 Real estate, before accumulated depreciation    $1,534,986   $1,081,906   $  782,433   $  593,632   $  426,570      $     --
 Total assets                                    $1,529,703   $1,082,771   $  786,711   $  602,558   $  451,851      $     --
 Notes payable and Unsecured Facilities          $  506,129   $  310,606   $  340,686   $  162,265   $   94,648      $     --

CASH FLOW INFORMATION:
 Net cash provided by operating activities       $   93,649   $   65,841   $   56,314   $   36,453   $    4,426      $  6,984
 Net cash used in investing activities           $ (421,420)  $ (261,033)  $ (189,582)  $ (154,252)  $ (168,915)     $(28,971)
 Net cash provided by financing activities       $  320,252   $  207,632   $  132,207   $  114,304   $  170,846      $ 11,901

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

(3) Management generally considers Funds from Operations ("FFO") to be an appropriate measure of the operating performance of the Company because it provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with net income in the consolidated financial data presented herein. FFO is determined in accordance with a resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), and is defined as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income an indication of the Company's performance, or to net cash flows from operating activities as determined by GAAP as a measure of liquidity, and is not necessarily indicative of cash available to fund cash needs. Further, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO. The calculation of FFO for the periods presented is reflected in the following table:

                  SUMMARY CALCULATION OF FUNDS FROM OPERATIONS

                                                             COMPANY                               PREDECESSOR
                                  --------------------------------------------------------------   -----------
                                                     YEARS ENDED                       11-18-93      1-1-93
                                  -------------------------------------------------    THROUGH       THROUGH
                                   12-31-97     12-31-96     12-31-95     12-31-94     12-31-93     11-17-93
                                   --------     --------     --------     --------     --------     --------
Net income                        $   64,916   $   51,651   $   30,937   $   28,016   $    2,783   $    4,420
Depreciation (real estate
  related)                            27,360       18,566       14,468       11,153        1,122       10,083
Joint venture adjustments                399          321          316          316           38          279
Preferred stock dividends            (19,656)     (10,422)          --           --           --           --
Gain on sale of communities             (677)      (7,850)          --           --           --           --
Extraordinary items                    1,183        2,356        1,158           --           --      (10,194)
                                  ----------   ----------   ----------   ----------   ----------   ----------
Funds from Operating              $   73,525   $   54,622   $   46,879   $   39,485   $    3,943   $    4,588
                                  ==========   ==========   ==========   ==========   ==========   ==========
Weighted average
  shares outstanding-basic        36,762,781   30,739,504   28,365,427   25,486,932   22,432,494           --
                                  ==========   ==========   ==========   ==========   ==========   ==========


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

 (5) These amounts include communities and apartment homes only after stabilized occupancy has occurred. A community is considered by the Company to have achieved stabilized occupancy on the earlier of (i) the first day of any month in which the community reaches 94% physical occupancy or (ii) one year after completion of construction. These amounts also include Falkland Chase, which has 450 apartment homes, Avalon Run, which has 426 apartment homes and Avalon Grove, which has 402 apartment homes, all of which are joint venture investments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

       Certain statements in this Form 10-K constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The words "believe," "expect," "anticipate," "intend," "estimate", "assume" and other similar expressions which are predictions of or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. In addition, information concerning construction, occupancy and completion of Development Communities and Development Rights and related cost and EBITDA estimates are forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are in some cases beyond the control of the Company and may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

       Certain factors that might cause such differences include, but are not limited to, the following: the Company may not be successful in managing its current growth in the number of apartment communities and the related growth of its business operations; the Company's expansion into new geographic market areas may not produce financial results that are consistent with its historical performance; acquisitions of portfolios of apartment communities may result in the Company acquiring communities that are more expensive to manage and portfolio acquisitions may not be successfully completed, resulting in charges to earnings; the Company may fail to secure or may abandon development opportunities; construction costs of a community may exceed original estimates; construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs and reduced rental revenues; occupancy rates and market rents may be adversely affected by local economic and market conditions which are beyond management's control; financing may not be available on favorable terms; the Company's cash flow may be insufficient to meet required payments of principal and interest; and existing indebtedness may not be able to be refinanced or the terms of such refinancing may not be as favorable as the terms of existing indebtedness.

OVERVIEW

       The following discussion should be read in conjunction with the consolidated financial statements and related notes included in this report.

       The Company's operations consist of the development, construction, acquisition and operation of apartment communities in the Mid-Atlantic, Northeast and the Midwest regions of the United States. The Company also recently announced plans to expand to certain high barrier-to-entry markets of the West Coast. As of December 31, 1997, the Company held a fee simple ownership interest in 52 operating communities (one of which, Avalon at Center Place, is on land subject to a 149 year land lease), a general partnership interest in three other operating communities (a 50% interest in Falkland Chase, a 49% interest in Avalon Run, and a 50% interest in Avalon Grove), a 99% general partner interest in two partnerships structured as DownREITs (Avalon at Ballston Quincy and Avalon at Ballston Vermont, which are operated as a single community, six communities acquired from Trammell Crow Residential - Midwest and a single community located in Westmont, Illinois) and a 100% interest in a senior participating mortgage note secured by another operating community (Avalon Arbor) which is accounted for as an investment in real estate. The Company also holds a fee simple ownership interest in nine Development Communities. The existing DownREITs have been structured so that substantially all of the economic interests of these partnerships accrue to the benefit of the Company. The Company believes that it is unlikely that the limited partners in these partnerships will receive any financial return on their limited partnership interests other than the stated distributions on their Units of the Operating Partnerships ("Units") or as a result of the possible future conversion of their Units into shares of Common Stock. The DownREIT partnerships are consolidated for financial reporting purposes.

       On March 8, 1998, the Company announced that it has entered into a definitive strategic merger agreement with Bay Apartment Communities, Inc. ("Bay"), pursuant to which the Company will be merged into Bay, the surviving entity (the "Merger"). Under the terms of the agreement, each outstanding common share of the Company will be exchanged for 0.7683 shares of common stock of Bay. The Merger will be structured as a purchase of the Company by Bay for accounting purposes. The Merger is expected to close in June 1998 and is subject to the approval of both companies' shareholders and other customary regulatory conditions. There can be no assurance that the Merger will be consummated, that the required conditions to closing will be met, or that the Merger will be not terminated. The surviving company, to be named Avalon Bay Communities, Inc. (the "New Company"), will own 140 apartment communities containing 40,506 apartment homes in 29 markets in 15 states and the District of Columbia, based on each company's current portfolio and assuming the scheduled completion of 16 apartment communities under development.

       On March 8, 1998, the Company announced that it is has entered into a definitive agreement to acquire selected assets on a presale basis from Trammell Crow Residential - Pacific Northwest (TCR-NW). The presale acquisitions are expected to be completed during the next 24 to 36 months. The acquisitions include seven communities in the Seattle, Washington market and one community in the Portland, Oregon market for a total investment by the Company of up to $279 million. Together, these eight communities contain 2,411 apartment homes. The Company will manage these communities after acquiring ownership.

RESULTS OF OPERATIONS

       The changes in operating results from period-to-period are primarily the result of increases in the number of apartment homes owned due to the development and acquisition of additional communities. Where appropriate, comparisons are made on a weighted average basis for the number of occupied apartment homes in order to adjust for such changes in the number of apartment homes. For Stabilized Communities, all occupied apartment homes owned are included in the calculation of weighted average occupied apartment homes for each comparable reporting period. For communities in the initial lease-up phase, only apartment homes that are completed and occupied are included in the weighted average number of occupied apartment homes calculation for each reporting period.

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

       The Company's principal markets are characterized by high barriers-to-entry and restrictive zoning regulations, and it often requires several years to obtain entitlements to build an apartment community. At December 31, 1997, Management had positioned the Company's portfolio of Stabilized Communities to a physical occupancy level of 95.9%. For the year ended December 31, 1997, these communities achieved an average economic occupancy of 95.9% compared to 95.2% for 1996. This high occupancy was achieved through aggressive marketing efforts combined with limited and targeted pricing adjustments. It is Management's strategy to maximize total rental revenue through management of rental rates and occupancy levels. If market and economic conditions change, Management may adopt a strategy of maximizing rental rates, which could lead to lower occupancy levels, if Management believes that this strategy will maximize rental revenue. Given the currently high occupancy level of the portfolio, Management anticipates that, for the foreseeable future, rental revenue and net income gains from Stabilized Communities will continue primarily through higher rental rates and enhanced operating cost leverage provided by high occupancy, rather than through occupancy gains. Although Management believes the current occupancy levels can be sustained for the foreseeable future at current rental rates, no assurance can be given in this regard.

       Income before gain on sale of communities and extraordinary items increased $19,265,000 (41.7%) to $65,422,000 in 1997 from $46,157,000 in 1996.
The principal reasons for this increase are additional operating income from communities developed or acquired during 1996 and 1997 as well as growth in operating income from existing communities resulting principally from increases in rental revenue. The notable reasons for these increases are discussed in the following paragraphs.

       Rental income increased $46,088,000 (37.4%) to $169,442,000 in 1997 from
$123,354,000 in 1996. Of this increase, $3,766,000 relates to rental revenue increases from Established Communities and $42,322,000 is attributable to the addition of newly completed or acquired apartment homes.

       Overall Portfolio - The $46,088,000 increase in rental income is primarily due to increases in the weighted average number of occupied apartment homes as well as an increase in the weighted average monthly rental income per occupied apartment home. The weighted average number of occupied apartment homes increased from 11,043 apartment homes during 1996 to 14,450 apartment homes during 1997 as a result of the development and acquisition of new communities and an increase in overall occupancy of Established Communities. Weighted average monthly revenue per occupied apartment home increased $71 (8.0%) from $893 in 1996 to $964 in 1997. Average economic occupancy increased .7% from 95.2% in 1996 to 95.9% in 1997.

       Established Communities - Rental revenue increased $3,766,000 (3.9%) due to strengthening market conditions and the resulting impact on rents. Weighted average monthly revenue per occupied apartment home increased $31 (3.4%) from $899 in 1996 to $930 in 1997. Average economic occupancy increased .5% from 95.7% to 96.2%. When combined with a slight decline in other income, total revenue increased $3,744,000 (3.8%) from $97,360,000 in 1996 to $101,104,000 in 1997.

       Management fees decreased $410,000 (28.5%) to $1,029,000 in 1997 from $1,439,000 in 1996. The decrease is primarily due to a decline in the number of apartment homes managed for third-party owners during 1997. This decline is due to the cancellation of management contracts of some third-party communities in 1996 and 1997 as well as the acquisition of one Current Community in the second quarter of 1996 and another Current Community in the second quarter of 1997 that were previously managed by the Company for third-party owners.

       Operating expenses (including write-off of deferred development costs) increased $14,184,000 (29.8%) to $61,708,000 in 1997 from $47,524,000 in 1996.

       Overall Portfolio - This increase is primarily due to the acquisition of new communities as well as the completion of Development Communities whereby maintenance, property taxes, insurance and other costs are expensed as such communities move from the initial construction and lease-up phase to the stabilized operating phase.

       Established Communities - Operating expenses increased $713,000 (2.2%) to $33,173,000 in 1997 from $32,460,000 in 1996. This increase was concentrated in the marketing, maintenance, and insurance categories, partially offset by lower snow removal costs as a result of the mild winter throughout the Northeast and Mid-Atlantic regions during the first quarter of 1997 as compared to the severe winter weather experienced during the first quarter of 1996.

       Interest expense increased $7,432,000 (77.9%) to $16,977,000 in 1997 from $9,545,000 in 1996. This increase is primarily attributable to higher average outstanding balances under the Company's Unsecured Facilities in 1997 compared to 1996. In addition, the Company assumed approximately $29,900,000 of conventional debt resulting from the acquisitions of two communities in 1996 and completed the loan closings related to the tax-exempt financing for the Avalon West and Avalon Fields communities in December 1996 and April 1997, respectively. These increases were offset by lower interest and credit enhancement costs in connection with the completion of the tax-exempt credit enhancement facility with the Federal National Mortgage Association ("Fannie Mae") in the third quarter of 1996 and lower pricing under the Unsecured Facilities.

       Depreciation and amortization increased $8,157,000 (38.9%) to $29,113,000 in 1997 from $20,956,000 in 1996. This increase reflects additional depreciation expense for the increased number of acquired and developed communities.

       General and administrative increased $1,655,000 (48.1%) to $5,093,000 in 1997 from $3,438,000 in 1996. The increase is primarily due to higher telecommunication costs and staff additions related to the implementation of the company-wide systems enhancement program, as well as higher compensation expense under the restricted stock grant program. Costs related to positioning the Company for further geographic expansion are also present in 1997 expenses and not in 1996.

       Equity in income of unconsolidated joint ventures increased $4,664,000 to $5,689,000 in 1997 from $1,025,000 in 1996. This increase is principally the result of non-recurring income from the Avalon Grove joint venture in which the Company was allocated 100% of the lease-up period income in 1997.

       Gain on sale of communities totaled $677,000 during 1997 as a result of the sale of one apartment community in Frederick, Maryland compared to the gain of $7,850,000 on the sale of two communities in 1996.

       Extraordinary items totaled $1,183,000 during 1997 and reflect the write-off of unamortized deferred financing costs associated with the early retirement of the Company's previous $165,000,000 unsecured credit facility.

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

       Income before gain on sale of communities and extraordinary items increased $14,062,000 (43.8%) to $46,157,000 in 1996 from $32,095,000 in 1995.
The principal reasons for this increase are additional operating income from newly completed and acquired communities during 1995 and 1996 as well as growth in operating income from Established Communities resulting principally from increases in rental revenue. The notable reasons for these increases are discussed in the following paragraphs.

       Rental income increased $28,533,000 (30.1%) to $123,354,000 in 1996 from
$94,821,000 in 1995. Of this increase, $3,591,000 relates to rental revenue increases from Established Communities and $24,942,000 is attributable to the addition of newly completed or acquired apartment homes.

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

       Established Communities - Rental revenue increased $3,591,000 (4.4%) due to strengthening market conditions and the resulting impact on rents and occupancy. Weighted average monthly revenue per occupied apartment home increased $41 (4.8%) from $849 in 1995 to $890 in 1996. Average economic occupancy decreased .4% from 96.3% to 95.9%. When combined with a slight decline in other income, total revenue increased by $3,553,000 in 1996, a 4.3% increase from 1995.

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

       Operating expenses (including write-off of deferred development costs) increased $11,126,000 (30.6%) to $47,524,000 in 1996 from $36,398,000 in 1995.

       Overall Portfolio - This increase is primarily due to the acquisition of new communities as well as the completion of Development Communities whereby maintenance, property taxes, insurance and other costs are expensed as such communities move from the initial construction and lease-up phase to the operating phase. The increased costs of snow removal and other weather related expenses as a result of the severe winter during the first quarter of 1996 also contributed to the increase.

       Established Communities - Operating expenses increased $1,202,000 (4.4%) to $28,438,000 from $27,236,000 in 1995. This increase was concentrated in the maintenance category principally due to the severe winter weather throughout the Northeast and Mid-Atlantic regions during the first quarter of 1996 as well as increases in the property taxes for newly stabilized development communities and marketing expenses.

       Interest expense decreased $1,511,000 (13.7%) to $9,545,000 in 1996 from $11,056,000 in 1995. This decrease is primarily attributable to the sale of 4,872,000 shares of the Company's Common Stock, the sale of 4,455,000 shares of the Company's Series A Cumulative Redeemable Preferred Stock and the sale of 4,300,000 shares of the Company's Series B Cumulative Redeemable Preferred Stock in 1996, as the net cash proceeds from the sales were used principally to retire indebtedness under the Company's Unsecured Facilities and variable rate construction loans and to repay the mortgage note encumbering the Avalon at Carter Lake community. Lower short-term interest rates under the Unsecured Facilities due to negotiated rate reductions as well as lower market interest rates also contributed to the decline. Finally, an increase in capitalized interest expense due to an increase in the number of apartment homes under construction and lower interest and credit enhancement costs in connection with the completion of the tax-exempt, credit enhancement facility with Fannie Mae are other reasons for the overall decline.

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

       General and administrative increased $306,000 (9.8%) to $3,438,000 in 1996 from $3,132,000 in 1995. This increase is primarily due to increased compensation expense from the introduction of the restricted stock grant program under the Amended and Restated 1995 Equity Incentive Plan (and related legal and proxy costs) as well as staff additions related to growth in the Company's portfolio and the implementation of the company-wide systems enhancement program.

       Equity in income of unconsolidated joint ventures increased $585,000 to $1,025,000 in 1996 from $440,000 in 1995. This increase is principally the result of non-recurring income from the anticipated Avalon Grove joint venture in which the Company is allocated 100% of the lease-up period income.
Increased net income from the Falkland Partners joint venture due to an increase in rental revenue as well as the income from the Town Close Associates joint venture that was formed in June 1995 also contributed to the increase.

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

DISCUSSION OF CAPITALIZED COMMUNITY IMPROVEMENTS AND EXPENSED TURNOVER ("MAKE READY") COSTS

       The Company maintains a policy with respect to capital expenditures that generally provides that only non-recurring expenditures are capitalized. Improvements and upgrades are capitalized only if the item exceeds $15,000, extends the useful life of the asset and is not related to making an apartment home ready for the next resident. Under this policy, virtually all capitalized costs are non-recurring, as recurring make ready costs are expensed as incurred, including costs of carpet and appliance replacements, floor coverings, interior painting and other redecorating costs. Purchases of personal property (such as computers and furniture) are capitalized only if the item is a new addition (i.e., not a replacement) and only if the item exceeds $2,500. The application of these policies in 1997 resulted in capitalized expenditures for Stabilized Communities of approximately $2,286,000 or $155 per apartment home. For the year ended December 31, 1997, the Company charged to maintenance expense, including carpet and appliance replacements, a total of approximately $12,700,000 for Stabilized Communities or $863 per apartment home. Management anticipates that capitalized costs per home will gradually rise as the Company's portfolio of communities matures. The table on the following page is a summary of expenditures for both recurring maintenance costs (expensed) and community upgrades (capitalized) for 1997.

 EXPENDITURES FOR COMMUNITY AND CORPORATE UPGRADES (CAPITALIZED) AND COMMUNITY
                            MAINTENANCE (EXPENSED)

                  (Dollars in thousands, except per home data)

                                                                                           1997 Capitalized Costs
                                                                                -----------------------------------------
                                                                                 Acquisitions,           Non-Revenue
                                                                                  Construction          Generating Capx
                                      Number      Balance at       Balance at      and Revenue         -------------------
            Community                of Homes     12-31-96 (1)     12-31-97 (1) Generating Costs       Total    Per Home
-----------------------------     ------------  --------------   -------------- --------------------  -------  ----------
STABILIZED
----------

Avalon Watch                             512      $   28,340      $   28,423     $        --          $   83   $   162
Avalon Pavilions                         932          56,523          56,693              --             170       182
Avalon Glen                              238          30,077          30,244              32             135       567
Avalon Walk I                            430          34,505          34,587              26              56       130
Avalon Walk II                           334          23,597          23,740              --             143       428
Avalon View                              288          17,773          17,812              --              39       135
Avalon Park                              372          19,717          19,948             118             113       304
Avalon at Ballston -
   Washington Towers                     344          36,797          36,893              --              96       279
Avalon at Gayton                         328           9,830           9,945              35              80       244
Avalon at Hampton I                      186           3,702           3,764              26              36       194
Avalon at Hampton II                     231           8,144           8,229              --              85       368
Avalon at Dulles                         236          11,599          11,706              74              33       140
Avalon Knoll                             300           7,905           8,067             114              48       160
Avalon Lea                               296          16,101          16,130              --              29        98
Avalon at Fairway Hills I                192           9,368           9,454              53              33       172
Avalon Ridge                             432          25,030          25,269             156              83       192
Avalon at Symphony Glen                  174           8,079           8,166              53              34       195
Avalon at Park Center                    492          37,337          37,658             142             179       364
4100 Mass. Avenue                        308          34,879          34,931              15              37       120
Avalon Woods                             268           8,235           8,319              --              84       313
Avalon at Carter Lake                    259          11,502          11,560              --              58       224
Avalon Pointe                            140           7,748           7,841              45              48       343
Avalon Landing                           158           9,261           9,303              --              42       266
Avalon Birches                           312          13,419          13,461               3              39       125
Avalon at Lake Arbor                     209          11,900          11,950               1              49       234
Avalon at Decoverly                      368          30,978          31,151             109              64       174
Avalon Summit                            245          16,152          16,289             128               9        37
Avalon Towers                            109          15,826          15,943              --             117     1,073
Longwood Towers                          307          16,620          21,501           4,868              13        42
Avalon Fields                            192          14,262          14,298              --              36       188
Avalon West                              120          10,624          10,810             173              13       108
Avalon Chase                             360          23,615          23,661              --              46       128
Avalon Pines                             174           8,578           8,659              54              27       155
Avalon at Fairway Hills II               527          33,807          33,924              94              23        44
Avalon at Boulders                       284          16,038          16,087              --              49       173
AutumnWoods                              420          30,474          30,631             149               8        19
Avalon Run East                          206          16,002          16,233             231              --        --
Avalon Station                           223          11,838          12,001             163              --        --
Avalon Cove                              504          85,831          90,291           4,460              --        --
Avalon Crossing                          132          13,387          13,778             391              --        --
Avalon Springs                           102          13,628          15,775           2,147              --        --
Avalon at Ballston -
   Vermont/Quincy (2)                    454              --          46,722          46,707              15        33
Avalon at Center Place (2)               225              --          26,424          26,415               9        40
Avalon at Providence Park (2)            140              --          11,066          11,056              10        71
Avalon Gates                             340          30,348          35,369           5,021              --        --
Avalon at Lexington                      198          14,117          14,784             667              --        --
Avalon Green                             105          12,294          12,439             130              15        --
Avalon Commons                           312          17,603          31,732          14,129              --        --
Avalon Crescent                          558          36,883          56,625          19,742              --        --
Avalon Court                             154           5,048          17,231          12,183              --        --
                                  ------------    -----------     -----------    ------------         -------  --------
                                      14,730         955,321       1,107,517         149,910           2,286       155
                                  ============    ===========     ===========    ============         =======  ========




                                         1997
                                    Maintenance Expensed
                                  ----------------------
            Community               Total   Per Home
-----------------------------     --------  ------------
STABILIZED
----------

Avalon Watch                      $   423    $  826
Avalon Pavilions                      532       571
Avalon Glen                           304     1,277
Avalon Walk I                         285       663
Avalon Walk II                        234       701
Avalon View                           365     1,267
Avalon Park                           410     1,102
Avalon at Ballston -
   Washington Towers                  348     1,012
Avalon at Gayton                      313       954
Avalon at Hampton I                   215     1,156
Avalon at Hampton II                  232     1,004
Avalon at Dulles                      279     1,182
Avalon Knoll                          312     1,040
Avalon Lea                            300     1,014
Avalon at Fairway Hills I             194     1,010
Avalon Ridge                          412       954
Avalon at Symphony Glen               217     1,247
Avalon at Park Center                 382       776
4100 Mass. Avenue                     383     1,244
Avalon Woods                          207       772
Avalon at Carter Lake                 285     1,100
Avalon Pointe                         159     1,136
Avalon Landing                        205     1,297
Avalon Birches                        223       715
Avalon at Lake Arbor                  306     1,464
Avalon at Decoverly                   257       698
Avalon Summit                         223       910
Avalon Towers                         235     2,156
Longwood Towers                       378     1,231
Avalon Fields                         148       771
Avalon West                           107       892
Avalon Chase                          372     1,033
Avalon Pines                          116       667
Avalon at Fairway Hills II            472       896
Avalon at Boulders                    275       968
AutumnWoods                           330       786
Avalon Run East                       122       592
Avalon Station                        165       740
Avalon Cove                           282       560
Avalon Crossing                       130       985
Avalon Springs                         79       775
Avalon at Ballston -
   Vermont/Quincy (2)                 433       954
Avalon at Center Place (2)            142       631
Avalon at Providence Park (2)         110       786
Avalon Gates                          135       397
Avalon at Lexington                   212     1,071
Avalon Green                          187     1,781
Avalon Commons                        104       333
Avalon Crescent                       156       280
Avalon Court                           19       123
                                  --------   ------
                                   12,714       863
                                  ========   ======

 EXPENDITURES FOR COMMUNITY AND CORPORATE UPGRADES (CAPITALIZED) AND COMMUNITY
                      MAINTENANCE (EXPENSED) - CONTINUED
                  (Dollars in thousands, except per home data)





                                                Number     Balance at       Balance at
            Community                          of Homes     12-31-96 (1)     12-31-97 (1)
------------------------------------------  ------------  --------------   --------------
NEWLY ACQUIRED
--------------

Village Park of Westmont (2)                       400              --          25,743
Village Park of Troy (2)                           544              --          31,290
Avalon Heights (2)                                 225              --          15,308
Avalon at Willow Lake (2)                          230              --          14,944
Avalon at Geist (2)                                146              --          12,080
Avalon at Montgomery (2)                           264              --          15,153
Avalon Devonshire (2)                              498              --          36,143
Avalon at Danada Farms (2)                         295              --          37,571
Avalon at Stratford Green (2)                      192              --          21,572
Aspen Meadows (2)                                  214              --          12,435
                                            -----------   -------------     -----------
                                                 3,008              --         222,239
                                            -----------   -------------     -----------

NEW DEVELOPMENTS                                 2,422          70,678         154,762
----------------                            -----------   -------------     -----------

OTHER
-----

Longwood Towers - Renovation                        --           6,829          15,876
Avalon Arbor (4)                                   302          27,822          28,461
Avalon Farm (5)                                     --          17,332              --
Corporate Level Expenditures                        --           3,924           6,131
                                            -----------   -------------     -----------
Grand Total                                     20,462 (6)   1,081,906       1,534,986
                                            ===========   =============     ===========

                                                       1997 Capitalized Costs
                                            -----------------------------------------
                                             Acquisitions,           Non-Revenue              1997
                                              Construction          Generating Capx    Maintenance Expensed
                                              and Revenue         -------------------  ----------------------
            Community                       Generating Costs       Total    Per Home     Total   Per Home
------------------------------------------  --------------------  -------  ----------  --------  ------------
NEWLY ACQUIRED
--------------

Village Park of Westmont (2)                      25,743              --        --          --        --
Village Park of Troy (2)                          31,290              --        --          --        --
Village Green  of Madison Heights (2)             15,308              --        --          --        --
Avalon  at Willow Lake (2)                        14,944              --        --          --        --
Avalon at Geist (2)                               12,080              --        --          --        --
Avalon at Montgomery (2)                          15,153              --        --          --        --
Avalon Devonshire (2)                             36,143              --        --          --        --
Avalon at Danada Farms (2)                        37,571              --        --          --        --
Avalon at Stratford Green (2)                     21,572              --        --          --        --
Aspen Meadows (2)                                 12,435              --        --          --        --
                                             ------------        --------  --------   ---------   -------
                                                 222,239              --        --          --        --
                                             ------------        --------  --------   ---------   -------

NEW DEVELOPMENTS                                  84,084              --        --          63       N/A
----------------                             ------------        --------  --------   ---------   -------

OTHER
-----

Longwood Towers - Renovation                       9,047 (3)          --        --          --        --
Avalon Arbor (4)                                     639              --       N/A         349     1,156
Avalon Farm (5)                                       --              36       N/A         166       N/A
Corporate Level Expenditures                       2,207              --       N/A          --        --
                                             ------------         -------  --------   ---------   -------
Grand Total                                      468,126           2,322       N/A      13,292       N/A
                                             ============        ========  ========   =========   =======


(1) Costs are presented in accordance with GAAP and exclude the step-up in basis attributed to continuing investors.

(2)    Acquired in 1997.

(3)    Represents renovation costs incurred.

(4) Ownership through ownership of the Avalon Arbor mortgage note. See Note 5 to the consolidated financial statements. Increase in capitalized value relates primarily to accrued interest and does not reflect capitalized community upgrades.

(5)    Sold in 1997.

(6) Excludes Falkland Chase, Avalon Run and Avalon Grove, a total of 1,278 apartment homes owned by joint ventures in which the Company holds a 50% interest, 49% interest and 50% interest, respectively.

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

       Cash flows used in investing activities and provided by financing activities have historically been dependent on the number of apartment homes under active development and construction during any given period. Cash and cash equivalents decreased $7,519,000 from $14,241,000 at December 31, 1996 to $6,722,000 at December 31, 1997 due to the excess of cash flow used in investing activities over cash provided by financing and operating activities._

             Net cash provided by operating activities increased $27,808,000 from $65,841,000 to $93,649,000 primarily due to an increase in operating income from newly developed and acquired communities and Established Communities and improved operating margins from the absence in 1997 of severe winter weather.

             Net cash flows used in investing activities increased $160,387,000 from $261,033,000 to $421,420,000, primarily due to the acquisition of fifteen communities for $310,917,000 in 1997, offset by the net proceeds of $16,577,000 from the sale of one apartment community in 1997 compared to the acquisition of six communities for $112,512,000 in 1996, offset by the net proceeds of $31,663,000 from the sale of two apartment communities in 1996.

             Net cash provided by financing activities increased $112,620,000 from $207,632,000 to $320,252,000, primarily due to the net proceeds received from the completion of the sale of 8,403,000 shares of Common Stock and the issuance of $110,000,000 unsecured senior notes and increased borrowings under the Unsecured Facilities in 1997, offset by an increase in dividends paid.

       Cash and cash equivalents increased $12,440,000 from $1,801,000 at December 31, 1995 to $14,241,000 at December 31, 1996 due to the excess of cash provided by financing and operating activities over cash flow used in investing activities, primarily due to the issuance of $351,000,000 of equity and debt securities in 1996 and the sale of two communities in the fourth quarter of 1996.

             Net cash provided by operating activities increased $9,527,000 from $56,314,000 to $65,841,000 primarily due to an increase in operating income from newly developed and acquired communities and Established Communities, offset by a decline in margins due to severe winter weather in 1996.

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

             Net cash provided by financing activities increased $75,425,000 from $132,207,000 to $207,632,000, primarily due to the net proceeds received from the completion of the sale of 4,872,000 shares of the Company's Common Stock and the sale of 8,755,000 shares of the Company's Series A and Series B Cumulative Redeemable Preferred Stock in 1996 and increased borrowings under the Unsecured Facilities, offset by an increase in dividends paid.

       The Company's 7-3/8%, 6-7/8% and 6-5/8% unsecured senior notes will mature in 2002, 2007 and 2005, respectively. Additionally, mortgage indebtedness on the Avalon Pines and Avalon Walk II apartment communities will mature in 2003 and 2004, respectively. Since Management anticipates that no significant portion of the principal of such indebtedness will be repaid prior to maturity and the Company may not have funds on hand sufficient to repay such indebtedness, it will be necessary for the Company to refinance this debt.
Such refinancing could be accomplished through additional debt financing, which may be collateralized by mortgages on individual communities or groups of communities, by uncollateralized private or public debt offerings or by additional equity offerings. There can be no assurance that such additional debt financing or debt offerings will be available on terms satisfactory to the Company. Currently, no other permanent indebtedness will require balloon payments prior to the year 2005.

       Capital Resources. To sustain the Company's active development and acquisitions program, continuous access to the capital markets is required. Management intends to match the long-term nature of its real estate assets with long-term cost effective capital. The Company has demonstrated regular and continuous access to the capital markets since its initial public offering, raising approximately $1.1 billion. Approximately $366.0 million was raised in capital markets offerings in 1997. These offerings include:

       Date                   Description of Offerings
       ----                   ------------------------
       July 1994              $33.7 million tax-exempt bond offering
       August 1994            $102 million public offering of Common Stock
       May 1995               $50.6 million tax-exempt unsecured custodial receipts offering
       September 1995         $100 million unsecured senior notes offering
       January 1996           $47.3 million direct placement of Common Stock to institutional investors
       February 1996          $111.4 million 9% Series A Cumulative Redeemable Preferred Stock offering
       October 1996           $107.5 million 8.96% Series B Cumulative Redeemable Preferred Stock offering
       December 1996          $69.4 million public offering of Common Stock
       December 1996          $8.8 million tax-exempt bond offering
       April 1997             $75 million direct placement of Common Stock to an institutional investor
       April 1997             $12.1 million tax-exempt bond offering
       July 1997              $60.7 million public offering of Common Stock
       December 1997          $108.2 million public offering of Common Stock
       December 1997          $110 million unsecured senior notes offering
       January 1998           $100 million unsecured senior notes offering
       January 1998           $26.9 million direct placement of Common Stock to an institutional investor

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

3. Operate in markets with growing demand (as measured by household formation and job growth) and high barriers-to-entry. These characteristics combine to provide a favorable demand-supply balance, which the Company believes will create a favorable environment for future rental rate growth while protecting existing and new communities from new supply. This strategy is expected to result in a high level of quality to the revenue stream;

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

       Management believes that these strategies provide a disciplined approach to capital access that is expected to help ensure that capital resources are available to fund portfolio growth.

       The following is a discussion of specific capital transactions, arrangements and agreements that are important to the capital resources of the Company.

Unsecured Facilities

       On March 31, 1997, the Company obtained a new unsecured credit facility (the "Unsecured Facility") for $175,000,000. This new facility replaced the previous $165,000,000 unsecured credit facility. The new Unsecured Facility is provided by a consortium of banks and is subject to an annual facility fee of $262,500. The Unsecured Facility expires in March 2000. Borrowings under the new facility bear an interest rate of .80% over LIBOR. A competitive bid option is available for up to $75,000,000 which may result in lower pricing if market conditions allow. At December 31, 1997, $50,000,000 was borrowed, $16,167,000 was used to provide letters of credit and $108,833,000 was available for borrowing under the Unsecured Facility. The Company will use borrowings under the Unsecured Facility for capital expenditures, acquisitions of developed or undeveloped communities, construction, development and renovation costs, credit enhancement for tax-exempt bonds and for working capital purposes.

       The Company's Supplemental Unsecured Facility is provided by First Union National Bank in the amount of $50,000,000 and is subject to an annual facility fee of $75,000. The Supplemental Unsecured Facility expires in March 2000 and bears an interest rate of LIBOR plus .80%. At December 31, 1997, $3,214,000 of available capacity was used to provide letters of credit and $21,500,000 was borrowed under the Supplemental Unsecured Facility. Accordingly, the balance that remains available at December 31, 1997 to be drawn under the Supplemental Unsecured Facility is $25,286,000.

Interest Rate Protection Agreements

       On October 8, 1997, the Company purchased interest rate protection for a notional amount of $75,000,000. The Company realized a loss of $1,763,672 related to this interest rate protection that will be amortized as additional interest expense over the term of the $110 million, 10-year senior note offering completed on December 16, 1997, thereby increasing the effective rate for the notes to 7.035% (see "Financing Transactions Completed").

       In connection with the refinancing of the tax-exempt bonds related to the Avalon Lea and Avalon Ridge communities, the Company purchased an interest rate cap agreement for $101,000. This agreement terminates October 31, 2002 and serves to place a ceiling on the interest rate on the bonds at 6.9% (see "Financing Transactions Completed").

       The Company is not a party to any long-term interest rate agreements, other than the interest rate protection agreements described above. The Company intends, however, to evaluate the need for long-term interest rate protection agreements as interest rate market conditions dictate and has engaged a consultant to assist in managing the Company's interest rate risks and exposure.

Financing Transactions Completed

       On April 17, 1997, the Company completed a direct placement of 2,740,000 shares of its Common Stock to an institutional investor under its existing shelf registration statement at a gross sales price of $27.375 per share. Net cash proceeds of approximately $73,500,000 were used to retire indebtedness under the Unsecured Facilities.

       On April 28, 1997, the Company completed the loan closing related to the tax-exempt financing for the Avalon Fields apartment community. The Community Development Administration of Maryland issued $12,088,000 of thirty-year, fixed-rate bonds at an all-in rate of 7.57%. The net cash proceeds from the loan closing (approximately $11,565,000) were used to repay amounts outstanding under the Unsecured Facilities.

       On July 1, 1997, the Company completed a public offering of 2,163,000 shares of common stock at a gross sales price of $28.0625 per share. The net cash proceeds from the offering of approximately $57,671,000 were used primarily to repay amounts outstanding under the Unsecured Facilities.

       On October 30, 1997, the Company completed a refinancing of approximately $44,000,000 of tax-exempt bonds related to the Avalon Ridge and Avalon Lea communities. These variable-rate bonds will mature on June 15, 2026 and are credit enhanced by the Company's credit enhancement facility with Fannie Mae.

       On December 9, 1997, the Company completed a public offering of 3,591,500 shares of common stock at a gross sales price of $30.125 per share. The net cash proceeds from the offering of approximately $102,771,000 were used primarily to repay amounts outstanding under the Unsecured Facilities.

       On December 16, 1997, the Company completed a $110,000,000 offering of unsecured senior notes. The notes bear an interest rate at 6.875% payable semi-annually on June 15 and December 15 and will mature on December 15, 2007. The notes were sold at a price of 99.821% par value to yield 6.9% to maturity or a 110 basis point spread over the 10-year U.S. Treasury Note rate. The Company used the net proceeds to repay amounts outstanding under the Unsecured Facilities, and to purchase and develop additional apartment communities.

       On January 22, 1998, the Company completed a $100,000,000 offering of unsecured senior notes. The notes bear an interest rate at 6.625% payable semi-annually on January 15 and July 15 and will mature on January 15, 2005. The notes were sold at a price of 99.976% par value to yield 6.629% to maturity or a 111 basis point spread over the 7-year U.S. Treasury Note rate. The Company used the net proceeds of approximately $99,400,000 to repay amounts outstanding under the Unsecured Facilities.

       On January 27, 1998, the Company completed the sale of 923,856 shares of Common Stock to The Prudential Insurance Company of America under its existing shelf registration statement at a net purchase price of $29.09 per share. The net proceeds of approximately $26,872,000 were used to retire indebtedness under the Unsecured Facilities.

Registration Statements Filed in Connection with Financings

       On February 24, 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission covering up to $350,000,000 of securities. The registration statement provides for the issuance of Common Stock, Preferred Stock, debt securities and warrants to purchase Common Stock. This registration statement was used in connection with the April 28, 1997, July 1, 1997 and December 9, 1997 offerings of Common Stock and the December 16, 1997 offering of unsecured senior notes and accordingly, no capacity remains under this registration statement.

       On December 17, 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission covering up to $400,000,000 of securities. The registration statement provides for the issuance of Common Stock, Preferred Stock, debt securities and warrants to purchase Common Stock.

Year 2000 Compliance

       The Year 2000 compliance issue concerns the inability of computerized information systems to accurately calculate, store or use a date after 1999. This could result in a system failure or miscalculations causing disruptions of operations. The Year 2000 issue affects virtually all companies and all organizations.

       The Company has conducted an assessment of its core internal and external computer information systems and is taking the further necessary steps to understand the nature and extent of the work required to make its systems, in those situations in which the Company is required to do so, Year 2000 compliant. These steps may require the Company to modify, upgrade or replace some of its internal financial and operational systems. The total cost of bringing all internal systems, equipment and operations into Year 2000 compliance has not been fully quantified. The Company continues to evaluate the estimated costs associated with these compliance efforts. While these efforts involve additional costs, the Company believes, based on available information, that these costs will not have a material adverse effect on its business, financial condition or results of operations. While the Company believes it will be Year 2000 compliant by December 31, 1999, if these efforts are not completed on time or if the cost of updating or replacing the Company's information systems exceeds the Company's current estimates, the Year 2000 issue could have a material adverse impact on the Company's ability to meet its financial and reporting requirements. Further, no estimates can be made as to any potential adverse impact resulting from the failure of third-party service providers and vendors to prepare for the Year 2000. The Company is attempting to identify those risks as well as to receive compliance certificates from all third parties that have a material impact on the Company's operations, but the cost and timing of third party Year 2000 compliance is not within the Company's control and no assurance can be given with respect to the cost or timing of such efforts or the potential effects of any failure to comply.

Future Financing Needs

       Substantially all of the capital expenditures to complete the communities currently under construction will be funded from the Unsecured Facilities and/or issuance of debt or equity securities. Except for Longwood Towers, the Company has no present plans for any major capital improvements to any of the Current Communities. The renovation of Longwood Towers is expected to be completed by the end of the second quarter of 1998 and is being funded by advances under the Unsecured Facilities, operating cash flow or other financing sources. Management expects to continue to fund deferred development costs related to future developments from Funds from Operations and advances under the Unsecured Facilities. The Company believes that these sources of capital are adequate to take each of the proposed communities to the point in the development cycle where construction can commence.

       Management anticipates that available borrowing capacity under the Unsecured Facilities and Funds from Operations will be adequate to meet future expenditures required to commence construction of each of the current Development Rights. In addition, the Company currently anticipates funding construction of some (but not all) of the Development Rights under the expected remaining capacity of the Unsecured Facilities. However, before the construction of a Development Right commences, the Company intends, as appropriate and as market conditions permit, to issue additional equity or debt securities, arrange additional capacity under the Unsecured Facilities or future credit facilities or obtain additional construction loan commitments not currently in place to ensure that adequate liquidity sources are in place to fund the construction of the Development Right, although no assurance can be given in this regard.

       The table on the following page summarizes debt maturities for the next five years (excluding the Unsecured Facilities):

                            AVALON PROPERTIES, INC.
                             DEBT MATURITY SCHEDULE
                             (Dollars in thousands)

                                                                                                  Balance Outstanding at
                                                                                                 --------------------------
                Community                         All-in Interest Rate        Maturity Date        12-31-96        12-31-97
------------------------------------------      -------------------------   ---------------      ------------     ----------
Tax-Exempt Bonds:

       Fixed Rate

     * Avalon Lea                                      8.02%                   Jun-2026              $ 16,782     $ 16,835
     * Avalon Ridge                                    8.00%                   Jun-2026                26,724       26,815
     * Avalon at Dulles                                7.04%                   Jul-2024                12,360       12,360
     * Avalon Hampton II                               7.04%                   Jul-2024                11,550       11,550
     * Avalon at Symphony Glen                         7.06%                   Jul-2024                 9,780        9,780
     * Avalon View                                     7.55%                   Aug-2024                19,487       19,315
     * Avalon at Lexington                             6.56%                   Feb-2025                15,284       15,071
     * Avalon Knoll                                    6.95%                   Jun-2026                14,070       13,917
     * Avalon Landing                                  6.85%                   Jun-2026                 6,969        6,892
     * Avalon West                                     7.73%                   Dec-2036                 8,771        8,731
     * Avalon Fields                                   7.57%                   May-2027                    --       12,019
                                                                                                    ---------    ---------
                                                                                                      141,777      153,285
       Variable Rate

     * Avalon at Fairway Hills I                                               Jun-2026                11,500       11,500
     * Avalon at Hampton I                                                     Jun-2026                 8,060        8,060
     * Avalon Pointe                                                           Jun-2026                 6,387        6,387
     * Avalon Devonshire                                                       Dec-2025                   --        27,305
                                                                                                    ---------    ---------
                                                                                                       25,947       53,252
Conventional Loans:

       Fixed Rate

     * AutumnWoods (1)                                 9.25%                   Nov-1997                24,335           --
       Unsecured Senior Notes                          7.375%                  Sep-2002                99,869       99,892
       Unsecured Senior Notes                          7.035%                  Dec-2007                    --      109,803
     * Avalon Pines                                    8.00%                   Dec-2003                 5,529        5,433
     * Avalon Walk II                                  8.93%                   Nov-2004                13,149       12,964
                                                                                                    ---------    ---------
                                                                                                      142,882      228,092
       Variable Rate-None                                                                                 --           --
                                                                                                    ---------    ---------
Total indebtedness - excluding Unsecured Facilities                                                 $ 310,606    $ 434,629
                                                                                                    =========    =========

                                                                              Total Maturities
                                                       ------------------------------------------------------------------
                Community                                1998       1999       2000       2001      2002     THEREAFTER
------------------------------------------             --------  ----------  ---------  --------  --------   ------------
Tax-Exempt Bonds:

       Fixed Rate

     * Avalon Lea                                      $    --     $    --    $    --   $    --   $    --      $  16,835
     * Avalon Ridge                                         --          --         --        --        --         26,815
     * Avalon at Dulles                                     --          --         --        --        --         12,360
     * Avalon Hampton II                                    --          --         --        --        --         11,550
     * Avalon at Symphony Glen                              --          --         --        --        --          9,780
     * Avalon View                                         230         290        330       350       373         17,742
     * Avalon at Lexington                                 226         240        255       271       288         13,791
     * Avalon Knoll                                        163         175        187       200       214         12,978
     * Avalon Landing                                       83          89         95       101       108          6,416
     * Avalon West                                          46          50         53        57        61          8,464
     * Avalon Fields                                       127         137        147       157       169         11,282
                                                       -------     -------    -------   -------   --------     ---------
                                                           875         981      1,067     1,136     1,213        148,013
       Variable Rate

     * Avalon at Fairway Hills I                            --          --         --        --        --         11,500
     * Avalon at Hampton I                                  --          --         --        --        --          8,060
     * Avalon Pointe                                        --          --         --        --        --          6,387
     * Avalon Devonshire                                    --          --         --        --        --         27,305
                                                       -------     -------    -------   -------   --------     ---------
                                                            --          --         --        --        --         53,252
Conventional Loans:

       Fixed Rate

     * AutumnWoods (1)                                      --          --         --        --        --             --
       Unsecured Senior Notes                               --          --         --        --    99,892             --
       Unsecured Senior Notes                               --          --         --        --        --        109,803
     * Avalon Pines                                        103         112        121       131       142          4,824
     * Avalon Walk II                                      202         221        241       264       288         11,748
                                                       -------     -------    -------   -------   --------     ---------
                                                           305         333        362       395   100,322        126,375
       Variable Rate-None                                  --          --         --        --        --             --
                                                       -------     -------    -------   -------   --------     ---------
Total indebtedness - excluding Unsecured Facilities    $ 1,180     $ 1,314    $ 1,429   $ 1,531   $101,535     $ 327,640
                                                       =======     =======    =======   =======   ========     =========


  *    Indicates loan is collateralized.

(1)    Note repaid August 1997

FUNDS FROM OPERATIONS

       Management generally considers FFO to be an appropriate measure of the operating performance of the Company because it provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with the net income as presented in the consolidated financial statements included elsewhere in this report. FFO is determined in accordance with a resolution adopted by the Board of Governors of NAREIT, and is defined as net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. Further, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO.

       The following table presents an analysis of Funds from Operations for the periods presented (dollars in thousands):

   ANALYSIS OF 1997 AND 1996 FUNDS FROM OPERATIONS

                                                                    Three months ended              Years ended
                                                            --------------------------------  ---------------------------
                                                                12-31-97        12-31-96       12-31-97       12-31-96
                                                            ---------------   --------------  ------------   ------------
   NET INCOME                                               $       18,121    $      21,348    $   64,916    $    51,651
      Depreciation (real estate related):                            7,542            5,319        27,360         18,566
      Joint venture adjustment                                         121               81           399            321
      Gain on sale of communities                                       --           (7,850)         (677)        (7,850)
      Extraordinary items                                               --               --         1,183          2,356
      Preferred stock dividends                                     (4,914)          (4,352)      (19,656)       (10,422)

                                                            ---------------   --------------  ------------   ------------
   FUNDS FROM OPERATIONS                                    $       20,870    $      14,546   $    73,525    $    54,622
                                                            ===============   ==============  ============   ============
   WEIGHTED AVERAGE SHARES OUTSTANDING                          39,326,420       31,268,140    36,762,781     30,739,504
                                                            ===============   ==============  ============   ============

   OTHER CAPITALIZED EXPENDITURES AND OTHER INFORMATION
      Capital expenditures:
          Community level (1)                               $          565    $         521   $     2,286    $     1,731
          Corporate level (2)                               $        1,549    $         277   $     2,207    $     2,087
      Loan principal amortization payments                  $          315    $         211   $     1,261    $       634
      Capitalized deferred financing costs (3)              $        2,890    $         293   $     3,901    $     2,346




   --------------------

    Footnotes to Funds from Operations

(1) The Company expenses all recurring non-revenue generating community expenditures, including carpet and appliance replacements. See "Discussion of Capitalized Community Improvements and Expensed Turnover ("Make Ready") Costs."

(2) Represents the cost of new office equipment and costs related to the implementation of the company-wide systems enhancement plan.

(3) Substantially all of the deferred financing costs incurred during the year ended December 31, 1997 relate to the costs incurred on the closing of the Avalon Fields tax-exempt bonds, the closing of the new $175 million unsecured credit facility and the refinancing of the tax-exempt bonds related to the Avalon Lea and Avalon Ridge Communities as well as the closing of the $110 million unsecured senior notes.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The response to this Item 8 is included as a separate section of this Annual Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not Applicable.

                                    PART III





ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

       The following are the biographical descriptions of the Directors and executive officers of the Company as of March 16, 1998.

       Directors

       Richard L. Michaux. Mr. Michaux, 53, has been a director and the Chief Executive Officer of the Company since its formation in August 1993. He had previously been a partner of Trammell Crow Residential ("TCR"), which he joined in 1980 and served as one of the three Group Managing Partners of Trammell Crow Residential from 1986 to 1993. In that capacity, he was responsible for residential development in the Mid-Atlantic, Northeastern and Midwestern states. In previous positions, Mr. Michaux was in finance and general management with Sea Pines Company on Hilton Head Island, South Carolina from 1973 to 1975, a Division Manager of Ryan Homes in Virginia from 1975 to 1978 and Marketing Director for the Burke Centre, a 6,000 unit development in Fairfax, Virginia from 1978 to 1980. Mr. Michaux graduated from the United States Naval Academy with distinction and holds a Masters degree in Business Administration from the University of North Carolina at Chapel Hill where he was a Morehead Fellow and a Dean's Scholar. Mr. Michaux's professional affiliations include: past Chairman of the National Multi Housing Council; member of the Gold Flight Council of Urban Land Institute (the "ULI"); Vice President/Treasurer of the United States Naval Academy Class of 1966 Foundation; and founding Board member of the D.C. Early Child Care Collaborative.

       Charles H. Berman. Mr. Berman, 44, has been a director and the President and Chief Operating Officer of the Company since its formation in August 1993. He previously served as Divisional Partner of the Northeast Group of TCR from 1986 to 1993, where he was responsible for overseeing the development, management and construction operations of the Northeast Group of TCR. Mr. Berman served on the Management Board of TCR from 1992 to 1993.
Prior to joining TCR, Mr. Berman was a partner at American Realty Capital, Inc., where he managed equity syndications and joint venture financing for several national development companies. He also held the position of Vice President of Eastdil Equities, Inc., a subsidiary of Eastdil Realty, Inc. He is a 1979 graduate of the Harvard Business School with an undergraduate degree from Amherst College. Mr. Berman's professional affiliations include membership in the Silver Flight Council of the ULI; Advisory Board of REF Fairchester; and Advisory Board of ULI Fairchester. He is also a member of the Board of Directors of Fairfield 2000 Homes Corporation, a non-profit housing organization.

       Michael A. Futterman. Mr. Futterman, 55, has been a director of the Company since December 1993. He has been Chairman of American Realty Capital from 1983 to the present. American Reality is a closely held real estate company which has arranged investments for its partners and shareholders in approximately $1.6 billion of property. From 1988 to 1992, he also held the position of President of Elders American Realty Capital, Inc., a participating mortgage lender subsidiary of Elders IXL, an Australian public company. Prior to joining American Realty Capital, Inc., Mr. Futterman was employed by Eastdil Realty, Inc. from 1969 to 1983, where he was most recently Executive Vice President and a Director. Mr. Futterman also served as Director of Dollar Dry Dock Savings Bank, July 1989 to March 1990, and Trustee of the International Center of Photography, 1986 to 1992. Mr. Futterman graduated from the Carnegie Institute of Technology and Georgetown University Law School.

       Christopher B. Leinberger. Mr. Leinberger, 47, has been a director of the Company since December 1993. He has been Managing Director and co-owner of Robert Charles Lesser & Co. since 1982, where he specializes in metropolitan development trends and strategic planning for cities and real estate companies. Robert Charles Lesser & Co. is one of the largest independent real estate advisory firms in the country, working on over 400 projects a year throughout North America. Mr. Leinberger has written many articles on strategic planning for real estate which have appeared in trade magazines such as Builder, Urban Land and National Real Estate Investor. He is also the author of Strategy for Real Estate Companies: Marketing, Finance,

                                    PART III



Organization, jointly published by the ULI and NAIOP. Mr. Leinberger is a member of the Board of Directors of Realen Homes (named 1993's "Builder of the Year" by Professional Builder magazine), is Chairman of the Metropolitan Redevelopment Commission (City of Santa Fe) and Chairman of the Board of Trustees of the College of Santa Fe. He is a graduate of Swarthmore College and the Harvard Business School.

       Richard W. Miller. Mr. Miller, 57, has been a director of the Company since May 1997. He served as Senior Executive Vice President and Chief Financial Officer of AT&T from 1993 to 1997 and was a member of AT&T's Chairman's Office. Prior to joining AT&T, he held a number of operating management and chief financial officer positions in high technology and consumer companies. For the three years prior to joining AT&T, Mr. Miller led a reorganization of Wang Laboratories, Inc., where he was Chairman, President and CEO. From 1982-1988, he was with RCA Corporation and the General Electric Company which acquired RCA in 1986, first as CFO then as Executive Vice President--Consumer Products and Entertainment, overseeing what was then the largest consumer electronics business in the U.S. From 1970 to 1982, Mr. Miller was with Penn Central Corporation, holding positions such as the CFO of the parent company and Executive Vice President of its principal real estate subsidiary, Arvida Corporation. Mr. Miller holds a BBA degree in economics from Case Western Reserve University and an MBA in finance from Harvard Business School. Mr. Miller also serves as a Director of Closure Medical Corporation and SBA, Inc.

       Allan D. Schuster. Mr. Schuster, 56, has been a director of the Company since December 1993. He has been a private investor since June 1993. From April 1988 until June 1993, he was Chairman and Chief Executive Officer of the Travelers Realty Investment Company, where he directed that Company's investment activities in commercial and agricultural real estate. During Mr. Schuster's tenure, Travelers' portfolio of mortgages, equities and joint ventures ranged between $12 billion and $20 billion. During this same period, Mr. Schuster was Chairman and Chief Executive Officer of Prospect Company, a $2 billion real estate development company. From December 1972 to September 1987, Mr. Schuster was with Citibank, N.A., where during the last five years he was Managing Director of Citicorp Real Estate, Inc. He is a Member of the Appraisal Institute and the ULI.

                                    PART III




Executive Officers Who Are Not Directors

       Bryce Blair. Mr. Blair, 39, has been Senior Vice President--Development/Acquisitions of the Company since its formation. Mr. Blair oversees development, construction, and acquisition activity throughout the Company's markets. Mr. Blair joined the Northeast Group of TCR in 1985 and was the partner responsible for overseeing development and acquisition of multifamily opportunities throughout Massachusetts, Rhode Island and Long Island, New York. Prior to joining the Northeast Group of TCR in 1985, he was a Project Manager with the Exxon Corporation responsible for managing the design, development and construction of capital improvement properties. Mr. Blair is a 1985 graduate of the Harvard Business School. He graduated magna cum laude with an undergraduate degree in Civil Engineering from the University of New Hampshire. He is a member of the ULI, the Real Estate Finance Association of Greater Boston Real Estate Board, and the Real Estate Investment Advisory Council.

       Robert H. Slater. Mr. Slater, 44, has been Senior Vice President--Property Operations of the Company since its formation. He served previously as Chief Operating Officer of Trammell Crow Residential Services for the Mid-Atlantic region. Mr. Slater was responsible for opening and managing the Raleigh, North Carolina TCR office and was responsible for the development of several multifamily apartment communities. His responsibilities included all aspects of property management including property operations, marketing, training, human resources, risk management, resident services, engineering services, and business development. Prior to joining TCR in 1988, Mr. Slater served as law clerk to (now Chief) Justice James G. Exum, Jr. of the Supreme Court of North Carolina and, thereafter, engaged in the private practice of law. Mr. Slater is a 1980 graduate of the University of Virginia School of Law with an undergraduate degree, cum laude, from Vanderbilt University.

       Thomas J. Sargeant. Mr. Sargeant, 39, became Chief Financial Officer and Secretary of the Company in March 1995 and has been Treasurer of the Company since its formation. He is responsible for all of the financial operations, including capital markets/finance, financial reporting and financial services of Avalon as well as information technologies. He previously served as Group Financial Officer for the Northeast Group of TCR, the Mid-Atlantic Group of TCR and the Midwest Group of TCR and oversaw the financial services operations (including accounting and financial reporting, cash management, payroll, information systems and internal audit) as well as project finance for the Midwest Group of TCR. Mr. Sargeant joined TCR in 1986 as Controller and was promoted to Chief Financial Officer in 1989 and to Group Financial Officer in 1992. Prior to joining TCR, Mr. Sargeant was with Arthur Andersen & Co., where he specialized in the construction and real estate industries, serving both private and publicly held clients. Mr. Sargeant, a certified public accountant, is a magna cum laude graduate of the University of South Carolina where he was elected to Phi Beta Kappa and the Honors College.

       Henry G. Irwig. Dr. Irwig, 54, has been Senior Vice President--Construction of the Company since January 1998. He oversees all construction activity throughout Avalon's markets. Prior to joining Avalon, Dr. Irwig spent 13 years with the Beacon group of companies, most recently as Executive Vice President--Management for Beacon Properties Corporation, a real estate investment trust listed on the New York Stock Exchange. In this capacity he played a critical role in developing a team-oriented organization, geared to the requirements of the public market, which extended it's scope of operations from 5 million square feet in the Northeast to 20 million square feet nationally. Prior to this, as an executive at Beacon Construction Company, Dr. Irwig was responsible for developing and implementing company-wide procedures and systems for improved planning, control and monitoring of projects. Before joining Beacon, Dr. Irwig was Winslow Associate Professor of Civil Engineering at the Massachusetts Institute of Technology where he pursued teaching and research in the fields of construction management and organization while playing a key role in the development of the Center for Real Estate and the Center for Construction Research and Education. Dr. Irwig received Bachelor of Architecture as well as Doctor of Philosophy degrees from the University of Witwatersrand, South Africa. He is a member of the American Institute of Architects and the American Society of Civil Engineers.

       Jeffrey B. Albert. Mr. Albert, 43, has been Vice President--Development since the Company's formation with responsibility for development in the states of New Jersey and Pennsylvania. Previously, Mr. Albert joined the Northeast Group of TCR as a City Partner in 1989 to oversee community development,

                                    PART III



apartment development and acquisition activities in eastern Pennsylvania and New Jersey. From 1978 to 1980, Mr. Albert spent two years with W.R. Grace & Company in Philadelphia in its Land Development Division as project coordinator of a planned unit development. In this capacity, he was responsible for the planning, marketing and development of residential communities and non-residential developments. Mr. Albert joined Eastern Properties, Inc. in Cranbury, New Jersey as a project manager in 1980, became a Vice President of that company in 1982 and remained with Eastern Properties until 1989. Mr. Albert is a 1976 Phi Beta Kappa graduate of Clark University with an AB degree with highest honors in Philosophy. In 1978, he received a Master of City Planning MCP degree from the University of Pennsylvania.

       David W. Bellman. Mr. Bellman, 41, has been Vice President--Mid/High Rise Construction for all of Avalon's markets since January 1998. Prior to joining Avalon, Mr. Bellman spent 16 years with Boston Properties, most recently as Senior Vice President--Construction. He was responsible for all New York City construction, overseeing the building of the $125 million 599 Lexington Avenue (a 1 million square foot 50-story office tower), the Mercer Hotel (an historic rehabilitation of a landmark property) and the $550 million Columbus Center (a 3.3 million square foot 68-story office, retail and residential building). Prior to moving to New York, Mr. Bellman oversaw the construction of four office parks aggregating to over 1 million square feet in metropolitan Washington, DC. Mr. Bellman studied Engineering Administration at George Washington University and is a member of the New York City Builders Congress.

       Samuel B. Fuller. Mr. Fuller, 36, has been Vice President--Development since the Company's formation with responsibility for development in the states of Connecticut and New York (excluding New York City and Long Island). Mr. Fuller has managed the development activities for five communities totaling 1,456 apartment homes that are completed and stabilized. He currently oversees the development of 1,814 apartment homes in five communities under construction and manages the development of 1,726 homes in six communities in Avalon's development pipelines. Previously, Mr. Fuller joined the Northeast Group of TCR in 1989 as a Development Associate. In 1992, he was promoted to Development Partner. Before joining TCR, Mr. Fuller was a Project Manager at Texas Instruments, Inc., where he managed the design, development and construction of large scale, automated assembly lines for the company's facilities worldwide. Mr. Fuller is a 1989 Harvard Business School graduate, with an undergraduate degree in Mechanical Engineering from the University of New Hampshire.

       David J. Hubbard. Mr. Hubbard, 41, has been Vice President--Development since December 1997, joining Avalon as part of its acquisition of the Midwestern Division of Trammell Crow Residential. He is responsible for development and acquisition in several Midwestern markets, including Chicago, Minneapolis, St. Louis, and Indianapolis. Prior to joining Avalon, he was Division Partner for Trammell Crow Residential--Midwest, where he was responsible for the development, acquisition, construction and asset management of multifamily rental communities throughout the greater Midwest. Prior to joining Trammell Crow Residential in 1985, Mr. Hubbard developed a variety of properties for the John F. Denney Company in suburban Atlanta,
Georgia.   Mr. Hubbard is a 1983 graduate of the Harvard Business School. Prior to attending graduate school, he was a Pipeline Engineer with Exxon Pipeline Company responsible for managing the design and construction of capital improvement projects for the company. He earned his undergraduate degree in Civil Engineering from the Georgia Institute of Technology, where he graduated with High Honors in 1978. His professional affiliations include membership in the Real Estate Investment Advisory Council and past membership in the Apartment Association of Indiana where he served as a Member of the Board of Directors.

       Timothy J. Naughton. Mr. Naughton, 36, has been Vice President--Development of the Company since its formation with responsibility for development in the metropolitan Washington/Baltimore region. He joined the Mid-Atlantic Group of TCR in 1989 and had development responsibilities for multifamily rental communities in Delaware, Virginia and Maryland. He had been a Development Partner since 1993. From 1987 to 1989, Mr. Naughton was a Development Officer for Bourque/Perez Group in Lexington, Massachusetts, where he directed the development of townhouses and multifamily communities. Mr. Naughton received his Masters degree in Business Administration from the Harvard Business School in 1987. He earned his undergraduate degree in Economics from the University of Virginia, where he was elected to Phi Beta Kappa and graduated with high distinction in 1983.

                                    PART III



       Alexander C. Twining. Mr. Twining, 44, has been Vice President--Development of the Company since February 1995 with responsibility for the mid/high-rise development group throughout Avalon's markets. From 1990 until 1995, Mr. Twining was Director of Real Estate Development for Colgate - Palmolive Company, directing development of an eight million square foot planned community, including 1,000 apartments and office, retail and hotel buildings in the New York metropolitan area. From 1986 to 1990, Mr. Twining was Senior Vice President and Regional Partner for the Boston office of F.D. Rich Company, where he directed acquisition, financing and development activities, including over 20 acquisitions, a 300-apartment waterfront community and a two million square foot mixed-use development. Before moving to Boston, he was Vice President with B.F. Saul Company directing development of an apartment, hotel, and office company in downtown Washington, D.C. Mr. Twining is a 1977 graduate of the Yale School of Architecture and completed his undergraduate degree at Yale University in 1974. He has taught at the New York University Real Estate Institute and Yale University and is a licensed real estate broker and architect. He is a member of the Urban Development/Mixed Use Council of the ULI, the American Institute of Architects, and a former member of the Washington Board of Realtors, Greater Boston Real Estate Board and the Real Estate Board of New York.

       Leo S. Horey. Mr. Horey, 35, has been Vice President--Property Operations since August 1994. Mr. Horey is responsible for the management of numerous communities in Virginia, Maryland, the District of Columbia, Indiana, Ohio, Michigan and Minnesota. Mr. Horey previously served as Regional Manager--Property Operations for both Avalon Properties, Inc. and Trammell Crow Residential Services. In this capacity, he directed property operations for numerous communities in the Washington, D.C. metropolitan area and coordinated the real estate tax appeal process throughout the Mid-Atlantic region. Prior to Avalon's formation, Mr. Horey worked as a financial manager focusing on asset management and property disposition for the Mid-Atlantic regions of TCR. Mr. Horey began his career with Trammell Crow Residential in 1989 in the community development area in Princeton, New Jersey. Mr. Horey received his Masters of Business Administration from The Kenan-Flagler Business School at the University of North Carolina at Chapel Hill where he was a Richard H. Jenrette Fellow. He also holds a Bachelor of Science degree in Computer Science and Economics from Duke University.

       Gwyneth J. Cote. Ms. Cote, 35, has been Vice President--Property Operations since August 1994. Ms. Cote is responsible for the management of all communities in the New Jersey, Connecticut, Massachusetts, Rhode Island, Illinois and New York markets. Prior to Avalon's formation, Ms. Cote served in numerous capacities with TCR. Ms. Cote began her career with TCR in 1989 as a Development Associate for Trammell Crow Residential in New Jersey. In this capacity, she was responsible for the development of multifamily apartment communities and targeting potential site acquisitions. In 1990, she joined the management group as a Divisional Manager, responsible for the operation of eight properties in the Chicago and Kansas City markets. In 1992, Ms. Cote relocated to Alexandria to become the Regional Manager for the mid-Atlantic region of TCR. In this capacity, Ms. Cote oversaw property operations for numerous Northern Virginia and Maryland properties. Just prior to the formation of Avalon, Ms. Cote assumed additional operational responsibilities when she added New Jersey to her portfolio. Shortly after Avalon was formed, Ms. Cote relocated to the Northeast to assume all property operational responsibilities for communities in New Jersey, New York, and Connecticut. Ms. Cote received her Master of Business Administration degree from the Wharton School of the University of Pennsylvania in 1989. She earned her undergraduate degree in Liberal Arts from Swarthmore College.

       Lili F. Dunn. Ms. Dunn, 29, has been Vice President--Acquisitions and Dispositions since January 1996. Ms. Dunn has been responsible for acquisitions and dispositions of apartment communities since the inception of the Company. Prior to the Company's formation, Ms. Dunn served as the Operations Analyst for the Northeast and Midwest regions of TCR. In that capacity, she was responsible for completing asset management analyses and property repositioning recommendations as well as designing and implementing computer applications for on-site use. In 1992, Ms. Dunn relocated to Alexandria, Virginia to become Director of Business Development and Market Research for the Mid-Atlantic region of Trammell Crow Residential. In this role, she secured third-party management contracts, maintained the Company's market research database and published market information. Ms. Dunn is a magna cum laude graduate of the University of Michigan where she earned a Bachelor of Business Administration degree.

                                    PART III



       James L. Liberty. Mr. Liberty, 58, has been Vice President--Construction Operations since May 1997. Mr. Liberty manages construction operations from Virginia to Massachusetts, the "Northeast Region." From 1993 to 1996 he was Regional Manager for The Baker Companies, where he was responsible for large condominium developments in New Jersey. His experience before joining The Baker Companies includes officerships in several prominent real estate development companies from the 1960s to the present. His management responsibilities have included high volume multi-family housing and mid and high rise office building complexes in New York, New Jersey, Washington, D.C., Chicago and Detroit. His corporate clients have included General Motors Corporation, E.D.S., and Fairchild Industries. Mr. Liberty's duties have included the entire development spectrum from land acquisition, land development, design and engineering to construction. He is a graduate of Rochester Institute of Technology and a licensed real estate broker.

       Joanne M. Lockridge. Ms. Lockridge, 38, has been Vice President--Finance since November 1997. Ms. Lockridge has been responsible for financial forecasting as well as secured and unsecured financing activity in various positions since the Company's formation. Prior to the Company's formation, Ms. Lockridge was the Financial Manager for the Northeast Group of TCR and had responsibility for budgeting, development project analysis and project financings. Ms. Lockridge joined TCR as a Financial Analyst in 1989 and was promoted to Financial Manager in 1991. Before joining TCR, Ms. Lockridge was a Financial Analyst for Xerox Realty Corporation, where she was responsible for the analysis and asset management of commercial real estate property. Ms. Lockridge received her Masters in Finance degree from Fairfield University. She earned her undergraduate degree, magna cum laude, from St. Anselm College.

       William M. McLaughlin. Mr. McLaughlin, 33, has been Vice President--Development since May 1997. He joined Avalon in 1994. He is responsible for all new development activity in the greater Boston region. Prior to joining Avalon, Mr. McLaughlin was Vice President of Lincoln Property Company, responsible for multifamily acquisitions, development and management in eastern New England involving approximately 1,000 multifamily homes. He joined Lincoln Property Company in 1987, starting as an Assistant Vice President and becoming a Vice President in 1991. Prior to that, Mr. McLaughlin was a broker with Coldwell Banker Commercial's downtown Boston office and a principal with McShea Realty, a small residential development entity. Mr. McLaughlin received his Bachelor of Arts in Economics from Harvard University. He has been a licensed real estate broker for 12 years, is a member of the Greater Boston Real Estate Board and a Corporator of Mount Auburn Hospital in Cambridge, Massachusetts.


ITEM 11.  EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

       Directors of the Company who are also employees receive no additional compensation for their services as director. Non-employee directors of the Company receive an annual director's fee for all services in such capacity, including all meetings of the Board of Directors and its committees, in the form of 2,500 shares of restricted Common Stock that vest twenty percent (20%) on the date of grant and twenty percent (20%) on each of the following four anniversaries of the date of grant. Under the 1995 Equity Incentive Plan, following each annual meeting of stockholders, each of the Company's non-employee directors also receives an option to purchase 10,000 shares of Common Stock at the market price of the Common Stock on the date of grant. All stock options granted to non-employee directors vest one year after the date of grant and terminate ten years from the date of grant, except in cases where directors are removed for Cause (as defined). Upon removal for Cause, a director's stock options terminate immediately on the date he ceases to be a director.

EXECUTIVE COMPENSATION

       The following table sets forth the base compensation awarded to the Company's Chief Executive Officer and four other most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 during the fiscal year ended December 31, 1997 (the "Named Executive Officers").

                                    PART III

                          SUMMARY COMPENSATION TABLE

                                                                                               LONG-TERM
                                                                                          COMPENSATION AWARDS
                                                                                      ---------------------------
                                                             ANNUAL COMPENSATION      RESTRICTED       SHARES           ALL
                                                         ---------------------------     STOCK       UNDERLYING        OTHER
                                                           SALARY          BONUS      AWARD(S)(4)      AWARD(S)    COMPENSATION(5)
NAME AND PRINCIPAL POSITION                      YEAR       ($)             ($)            ($)            (#)            ($)
--------------------------------------------   --------  ------------    -----------  ------------   ------------  ---------------
Richard L. Michaux                               1997        246,359     306,375 (1)     535,500         250,000        68,858
        Chairman of the Board and Chief          1996        221,880     280,938 (2)     483,750               0        68,771
        Executive Officer                        1995        217,124     219,688 (3)     386,750               0         4,500

Charles H. Berman                                1997        241,267     306,375 (1)     535,500         250,000        50,698
        President and Chief Operating Officer    1996        217,220     280,938 (2)     483,750               0        50,183
                                                 1995        213,019     219,688 (3)     386,750               0         4,500

Bryce Blair                                      1997        185,000     243,229 (1)     286,195         110,000        27,817
        Senior Vice President --                 1996        160,961     209,813 (2)     257,140               0        27,078
        Development / Acqusitions                1995        159,008     157,946 (3)     201,110               0         4,464

Robert H. Slater                                 1997        185,000     216,549 (1)     286,195         110,000        32,932
        Senior Vice President --                 1996        160,000     206,127 (2)     257,140               0        32,201
        Property Operations                      1995        159,608     154,031 (3)     201,110               0         4,248

Thomas J. Sargeant                               1997        170,000     194,294 (1)     217,175         100,000        27,817
        Chief Financial Officer, Treasurer       1996        150,000     185,178 (2)     195,113               0        26,530
        and Secretary                            1995        140,769     117,287 (3)     116,025               0         4,500

-------------------------

(1) Included in this amount is the value of the 20% of each executive officer's restricted stock grant made on February 3, 1998that vested immediately upon grant, as follows: Mr. Michaux, $133,875 (4,500 shares); Mr. Berman,$133,875 (4,500 shares); Mr. Blair, $71,549 (2,405 shares); Mr. Slater, $71,549 (2,405 shares); Mr. Sargeant, $54,294 (1,825 shares).

(2) Included in this amount is the value of the 20% of each executive officer's restricted stock grant made on January 22, 1997 to each executive officer that vested immediately upon grant, as follows: Mr. Michaux, $120,938 (4,500 shares); Mr. Berman,$120,938 (4,500 shares);
        Mr. Blair, $64,285 (2,392 shares); Mr. Slater, $64,285 (2,392 shares);
        Mr. Sargeant, $48,778 (1,815 shares).

(3) Included in this amount is the value of the 20% of each executive officer's restricted stock grant made on February 6, 1996 that vested immediately upon grant, as follows: Mr. Michaux, $96,688 (4,250 shares); Mr. Berman, $96,688 (4,250 shares); Mr. Blair, $50,278 (2,210 shares); Mr. Slater, $50,278 (2,210 shares); Mr. Sargeant, $29,006 (1,275 shares).

(4) The number of shares of unvested restricted stock and the aggregate market value at December 31, 1997 of such shares were as follows: Mr. Michaux, $556,875 (18,000 shares); Mr. Berman, $556,875 (18,000 shares); Mr. Blair, $297,619 (9,620 shares); Mr. Slater, $297,619
        (9,620 shares); Mr. Sargeant, $225,844 (7,300 shares). Restricted stock awards were granted on February 3, 1998 and vest twenty percent (20%) on each of the first four anniversaries of such date. Dividends will be paid on these shares of restricted stock.

(5) The amounts shown include the dollar value of the benefit of premiums paid for the whole-life portion of split-dollar life insurance polices for each executive. and the Company's 401(k) contribution for the calendar year. Premium amounts included for the year ended December 31, 1997 are as follows: Mr. Michaux, $64,358, Mr. Berman, $46,198, Mr. Blair, $23,317, Mr. Slater, $28,432 and Mr. Sargeant, $23,317. Amounts included for Company's 401(k) contribution for the same period are as follows: Mr. Michaux, $4,500, Mr. Berman, $4,500, Mr. Blair $4,500, Mr. Slater, $4,500 and Mr. Sargeant, $4,500.

       Option Grants in Fiscal Year 1997. The following table sets forth the options granted with respect to the fiscal year ended December 31, 1997 to Avalon's Named Executive Officers.

                                                     INDIVIDUAL GRANTS                                           POTENTIAL
                        ------------------------------------------------------------------------------          REALIZABLE
                                                                                                             VALUE AT ASSUMED
                           NUMBER OF            PERCENT OF                                                    ANNUAL RATES OF
                             SHARES           TOTAL OPTIONS                                                     STOCK PRICE
                           UNDERLYING           GRANTED TO                                                      APPRECIATION
                            OPTIONS             EMPLOYEES            EXERCISE                                 FOR OPTION TERM
                            GRANTED             FOR FISCAL            PRICE             EXPIRATION     ----------------------------
        NAME                (#) (1)           YEAR 1997 (2)        ($ / SHARE)             DATE             5% ($)        10% ($)
        ----            ----------------   --------------------  -----------------   ----------------- -------------   ------------
Richard L. Michaux          250,000               21.35%             $ 29.3125           10/29/07         4,608,618     11,679,144
Charles H. Berman           250,000               21.35%             $ 29.3125           10/29/07         4,608,618     11,679,144
Bryce Blair                 110,000               9.39%              $ 29.3125           10/29/07         2,027,792      5,138,823
Robert H. Slater            110,000               9.39%              $ 29.3125           10/29/07         2,027,792      5,138,823
Thomas J. Sargeant          100,000   (3)         8.54%              $ 29.3125           10/29/07         1,843,447      4,671,658

---------

(1) Unless otherwise noted, all options will vest in three equal installments on the first, second and third anniversaries of the date of grant. The date of grant of all of these options was October 29, 1997.

(2) A total of 1,171,000 options were granted to employees of Avalon with respect to the fiscal year ended December 31, 1997.

(3) Mr. Sargeant's options vest in five equal installments on the first five anniversaries of the date of grant.

       Option Exercises and Year-End Holdings. The following table sets forth the aggregate number of options exercised in 1997 and the value of options held at the end of 1997 by the Company's Named Executive Officers.

                                    PART III




              AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1997 AND
                       FISCAL YEAR-END 1997 OPTION VALUES

                                                                       NUMBER OF
                                                                       SECURITIES           VALUE OF
                                                                       UNDERLYING         UNEXERCISED
                                                                      UNEXERCISED         IN-THE-MONEY
                                                                        OPTIONS             OPTIONS
                                                                       AT FISCAL           AT FISCAL
                               SHARES                                 YEAR-END (#)        YEAR-END ($)
                             ACQUIRED ON             VALUE            EXERCISABLE/        EXERCISABLE/
NAME                        EXERCISE (#)          REALIZED ($)       UNEXERCISABLE      UNEXERCISABLE(1)
-----------------------    ----------------       --------------    -----------------   -----------------
Richard L. Michaux  . .           0                    0           150,000 / 250,000    1,565,625 / 406,250
Charles H. Berman . . .           0                    0           150,000 / 250,000    1,565,625 / 406,250
Bryce Blair . . . . . .           0                    0            65,000 / 110,000      678,438 / 178,750
Robert H. Slater  . . .           0                    0            65,000 / 110,000      678,438 / 178,750
Thomas J. Sargeant  . .           0                    0            45,000 / 100,000      469,688 / 162,500


(1) Value of unexercised in the money options was calculated using the difference between the market price at December 31, 1997 and the option strike price of $20.50 per share for exercisable options and $29.3125 for unexercisable options.

EMPLOYMENT AGREEMENTS

       The Company entered into employment agreements (each an "Employment Agreement") with each of Messrs. Michaux, Berman, Slater, Blair, and Sargeant (each an "Executive ") that continue in effect until December 31, 1999 (the "Initial Term") and are automatically renewed for successive one year terms, unless otherwise terminated. Each Employment Agreement sets forth the title and annual minimum Base Salary of the relevant Executive as follows:

                                                          Base Salary      Base Salary      Base Salary
Name                            Title                        1997             1998             1999
----                            -----                        ----             ----             ----
Mr. Michaux         Chairman of the Board, CEO             $230,000         $265,000         $300,000

Mr. Berman                 President, COO                  $230,000         $265,000         $300,000

Mr. Slater       Senior V.P. -  Property Operations        $185,000         $210,000         $240,000

Mr. Blair             Senior V.P. Development/             $185,000         $210,000         $240,000
                            Acquisitions

Mr. Sargeant           CFO/Treasurer/Secretary             $170,000         $195,000         $225,000

         Each Employment Agreement provides that the Compensation Committee of the Board of Directors may award cash bonuses should it be determined, in its discretion based on the performance of the Company and the individual during the prior fiscal year, that such compensation is appropriate. Each Employment Agreement also provides for annual minimum Base Salary increases based on the greater of 5% or increases in the Consumer Price Index for years after the Initial Term. The Company maintains a comprehensive medical plan for the benefit of the Executives and their immediate families and pays the premiums on split-dollar life insurance policies for their benefit ("Insurance Premiums"). The Company provides an allowance for each of Messrs. Michaux, Berman and Blair for the cost of an automobile and reimburses Messrs. Michaux and Berman for the dues of a club membership. The Executives are also eligible to participate in benefit plans (except for severance plans), including the 401(k) plan, made available generally to employees.

         If an Executive's Employment Agreement is not renewed at any time after the Initial Term, unless the nonrenewal is within 2 years following a Change in Control (defined below), the Executive will be entitled to receive, for twelve consecutive months, a monthly amount equal to the result obtained by dividing the Covered Average Compensation (the average of Base Salary, cash bonus, and the value of all stock and other

                                    PART III



equity-based compensation awards made to the Executive for the year during which the termination occurs and the preceding 2 years) by 12. The Executive will also be entitled to benefits comparable to the medical and disability benefits currently provided to such Executive for a period of 24 months following termination (such medical and disability benefits, together, the "Termination Benefits"). In addition, the Company will pay the Insurance Premiums as long as such payments are due, and all equity-based awards shall become fully vested and exercisable. If such nonrenewal occurs within two (2) years following a change in control, the Executive is entitled to the same payments and benefits ("Severance Payments") as if the Executive were terminated without cause after a Change in Control.

       If an Executive's employment with the Company is terminated by the Company without Cause (as defined in the Employment Agreement; for this section, all capitalized and undefined terms shall have the meanings as set forth in the relevant Employment Agreement) either prior to the occurrence of a Change in Control or more than two years following a Change in Control, such Executive will be entitled to receive, for twelve consecutive months, a monthly amount equal to the result obtained by dividing two times the Covered Average Compensation by twelve and will be entitled to receive Termination Benefits.
In addition, the Company will continue to pay the Insurance Premiums, and all equity-based awards shall become fully vested and exercisable.

       A Change in Control primarily refers to the following situations: (i) any Person, (any individual, entity or group), other than the Company, one of the Company's Subsidiaries or an Affiliate, becomes the Beneficial Owner of securities representing 30% or more of the combined voting power of the Company's then outstanding securities having the right to vote in an election of the Company's Board of Directors ("Voting Securities"); (ii) individuals who currently compose the Company's Board of Directors cease for any reason to constitute at least a majority of the Board unless such persons were elected or approved by a majority of the currently existing Board of Directors; (iii) approval by the shareholders of the Company of a reorganization, merger of consolidation of the Company; (iv) approval by the shareholders of the Company of a complete liquidation or dissolution of the Company; or (v) the sale, lease, exchange or other disposition of all or substantially all of the assets of the Company. However, a Change in Control does not occur if a reorganization, merger or consolidation is the result of an acquisition of securities directly from the Company or a Subsidiary thereof or an acquisition by any corporation pursuant to a reorganization, consolidation, merger or sale of substantially all of the Company's assets if all of the following are true:
(1) more than 50% of the then outstanding shares of Company common stock resulting from such reorganization, merger or consolidation and the combined voting power of the then outstanding Voting Securities is then Beneficially Owned, directly or indirectly, by all or substantially all of the persons and entities prior to such reorganization, merger, consolidation or sale; (2) no Person (excluding the Company and its Subsidiaries) who did not Beneficially Own 30% or more of the outstanding voting securities before the reorganization, merger, consolidation or sale Beneficially Owns 30% or more of the outstanding Voting Securities resulting from such reorganization, merger or consolidation; and (3) at least a majority of the members of the resulting board of directors were members of the Board of Directors at the time of the execution of the initial agreement providing for such reorganization, merger, consolidation or sale.

       If an Executive's employment is terminated without Cause by the Company or any of its successors within 2 years after a Change in Control, or if an Executive terminates his employment (i) within 2 years of a Change in Control in a Constructive Termination Without Cause (in general, a failure by the Company, after a Change in Control, to continue in effect any material compensation plan for the Executive, a reduction in such Executive's Base Salary or the failure to pay any bonus when due, a material diminution of Executive's responsibilities, or the failure of the Company to obtain the assumption in writing of its obligations to perform this Agreement by any successor to all or substantially all of the assets of the Company within 15 days after such Change in Control) or (ii) for any reason within one year after a Complete Change in Control (a Change in Control other than one occurring by the acquisition of 30% of the combined voting power of the Company's then outstanding Voting Securities as defined in (i) of the previous paragraph), the Executive is entitled to receive a lump sum payment equal to three times the Covered Average Compensation. In addition, the Executive is entitled to receive Termination Benefits for a period of 36 months following the date of termination, the Company will continue to pay Insurance Premiums, and all equity-based awards shall become fully vested and exercisable. If an Executive terminates his employment more than 2 years after a Change in

                                    PART III



Control in a Constructive Termination Without Cause, he is entitled to the same benefits as if he were terminated by the Company without Cause within 2 years of a Change in Control (including payment of Insurance Premiums), except that the lump sum payment will be equal to 2 times the Covered Average Compensation, and the Termination Benefits will be continued by the Company for 24 months.
If an Executive is terminated by the Company for Cause or voluntarily terminates his employment during the term of the Employment Agreement, the Executive shall be paid the amounts of earned but unpaid Base Salary and cash incentive compensation earned through the date of termination in satisfaction of all of his entitlements from the Company, and all equity-based awards not vested as of the date of termination shall terminate.

       If any of the Severance Payments would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, and any Executive incurs any interest or penalties thereby (the excise tax, penalties and interest, collectively, the "Excise Tax"), such Executive shall be entitled to receive an additional payment so that the net amount retained by the Executive after accrual or payment of such Excise Tax (but before accrual or payment of applicable income and employment taxes) is equal to the Excise Tax on the Severance Payments.

       Each Employment Agreement contains noncompetition and nondisclosure covenants and also provides for the indemnification and advancement of expenses to the Executive by the Company, to the fullest extent permitted by applicable law, with respect to any actions commenced against the Executive in his capacity as an officer or director of the Company or an affiliate thereof for which he is rendering service on behalf of the Company, the shareholders, or third parties. Each Employment Agreement also entitles the Executive to reimbursement, or in some cases advancement, of legal costs in certain circumstances in connection with enforcement of the Executive's rights under the Employment Agreement.

       The following table presents certain information as to directors and executive officers of the Company on March 16, 1998, based on representations of officers and directors of the Company. All such information was provided by the stockholders listed and reflects their beneficial ownership as of March 16, 1998, unless otherwise noted.

                                    PART III



                                                                  No. of Shares
                                                                  Beneficially                             Percent
                  Name                                              Owned (1)                             of Class
            -----------------                                     -------------                        ----------------
     Richard L. Michaux                                                  707,939 (2) (3) (4) (7)               1.7%

     Charles H. Berman                                                   522,213 (2) (3) (4) (8)               1.2%

     Michael A. Futterman                                                 53,000 (5) (6) (9)                     *

     Christopher B. Leinberger                                            46,000 (5) (6)                         *

     Richard W. Miller                                                    14,500 (6)                             *

     Allan D. Schuster                                                    48,000 (5) (6)                         *

     Bryce Blair                                                         153,421 (2) (3) (4)                     *

     Robert H. Slater                                                    174,662 (2) (3) (4) (10)                *

     Thomas J. Sargeant                                                   83,975 (2) (3) (4) (11)                *

     Jeffrey B. Albert                                                    91,261 (2) (3) (4)                     *

     David W. Bellman (hired 1/98)                                             0                                 *

     Gwyneth J. Cote                                                      34,162 (2) (3) (4)                     *

     Lili F. Dunn                                                         21,100 (3) (4)                         *

     Samuel B. Fuller                                                     82,731 (2) (3) (4)                     *

     Leo S. Horey                                                         34,912 (2) (3) (4)                     *

     David J. Hubbard (hired 12/97)                                            0                                 *

     Henry G. Irwig (hired 1/98)                                               0                                 *

     James R. Liberty                                                      1,231 (4)                             *

     Joanne M. Lockridge                                                  11,238 (3) (4)                         *

     William McLaughlin                                                    8,533 (3) (4) (12)                    *

     Timothy J. Naughton                                                  73,881 (2) (3) (4)                     *

     Alexander C. Twining                                                 12,275 (2) (3) (4)                     *

     All directors and executive officers as a group (22 persons)      2,175,034                               5.1%

     ------------------------
     *  Less than one percent

     (1) Except as otherwise noted, each individual in the table above has sole voting and investment power over the shares listed. Includes shares subject to stock options presently exercisable or exercisable within 60 days as follows: Mr. Michaux, 150,000; Mr. Berman, 150,000; Mr. Futterman;38,000, Mr. Leinberger, 38,000; Mr. Miller, 10,000; Mr. Schuster, 38,000; Mr. Blair, 65,000; Mr.
            Slater, 65,000; Mr. Sargeant, 45,000; Mr. Albert, 40,000; Ms. Cote, 15,000; Ms. Dunn, 12,500; Mr. Fuller, 40,000; Mr. Horey, 15,000;
            Ms. Lockridge, 8,500; Mr. McLaughlin, 5,000; Mr. Naughton, 35,000 and all executive officers as a group, 646,000.

     (2) Includes shares of restricted Common Stock that vested twenty percent (20%) on February 6, 1996, 1997 and 1998 and will vest twenty percent (20%) on each of the next two anniversaries of such date as follows: Mr. Michaux, 21,250; Mr. Berman, 21,250; Mr. Blair, 11,050; Mr. Slater, 11,050; Mr. Sargeant, 6,375; Mr. Albert, 5,100; Ms. Cote, 4,250; Mr. Fuller, 5,100; Mr. Horey, 4,250; Mr.
            Naughton, 4,250; Mr. Twining, 2,125.

     (3) Includes shares of restricted Common Stock that vested twenty percent (20%) on January 22, 1997 and 1998 and will vest twenty percent (20%) on each of the next three anniversaries of such date as follows: Mr. Michaux, 22,500; Mr. Berman, 22,500; Mr. Blair, 11,960; Mr. Slater 11,960; Mr. Sargeant, 9,075; Mr. Albert, 5,520;
            Ms. Cote, 4,600; Ms. Dunn 3,800; Mr. Fuller, 5,520; Mr. Horey, 4,600; Ms. Lockridge, 1,368; Mr. McLaughlin, 920; Mr. Naughton, 5,520; Mr. Twining, 4,600.

                                    PART III

     (4) Includes shares of restricted Common Stock that vested twenty percent (20%) on February 3, 1998 and will vest twenty percent (20%) on each of the next four anniversaries of such date as follows: Mr. Michaux, 22,500; Mr. Berman, 22,500; Mr. Blair, 12,025; Mr. Slater 12,025; Mr. Sargeant, 9,125; Mr. Albert, 5,550;
            Ms. Cote, 5,550; Ms. Dunn 4,700; Mr. Fuller, 7,050; Mr. Horey, 5,550; Ms. Lockridge, 1,370; Mr. Liberty, 1,231; Mr. McLaughlin, 2,313; Mr. Naughton, 5,550 and Mr. Twining, 5,550.

     (5) Includes shares of restricted Common Stock that vested twenty percent (20%) on July 3, 1996 and 1997 and will vest twenty percent (20%) on each of the next three anniversaries of such date as follows: Mr. Futterman, 2,500; Mr. Leinberger, 2,500; and Mr. Schuster, 2,500.

     (6) Includes shares of restricted Common Stock that vested twenty percent (20%) on May 14, 1997 and will vest twenty percent (20%) on each of the next four anniversaries of such date as follows: Mr. Futterman, 2,500; Mr. Leinberger, 2,500; Mr. Miller, 2,500 and Mr. Schuster, 2,500.

     (7) Voting and investment power shared with spouse (509,257 shares); sole voting and investment power (45,853 shares). Includes 2,829 shares owned by Mr. Michaux's spouse as to which Mr. Michaux has neither voting nor investment power and disclaims beneficial ownership.

     (8) Includes 1,800 shares held by Mr. Berman in trust for his minor children.

     (9) Includes 10,000 shares held by Mr. Futterman's wife for which voting and investment power is shared. Mr. Futterman disclaims beneficial ownership of these shares. Includes 38,000 exercisable option shares for which the economic interest has been assigned to trusts for his two minor children. Mr. Futterman retains voting power for these shares.

     (10) Includes 1,500 shares held by Mr. Slater's spouse for the benefit of their minor children. Voting and and investment power is shared for all shares owned.

     (11) Voting and investment power shared with spouse (11,830 shares); sole voting and investment power (25,385 shares). Includes 1,800 shares held by Mr. Sargeant in a trust for his minor children.
            Also includes 1,760 shares owned by Mr. Sargeant's spouse for which he disclaims beneficial ownership. Includes 10,000 shares of restricted Common Stock of which 3,300 shares vested on November 14, 1995, 3,300 shares vested on November 14, 1996 and 3,400 shares vested on November 14, 1997.

     (12) Includes 300 shares for which voting and investment powers are shared with Mr. McLaughlin's spouse.


           SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the SEC and the New York Stock Exchange. Officers, directors and greater than 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 1997, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were satisfied, except that one report for each of Messrs. Michaux, Berman, Blair, Slater, Sargeant, Albert, Fuller, Naughton, Horey, Twining, McLaughlin, Liberty, Ms. Cote, Ms. Dunn and Ms. Lockridge, reporting the award of stock options in October 1997 were inadvertently filed five months late. One report for the same individuals reporting the award of Common Stock in February 1998 was inadvertently filed one month late.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table presents certain information about persons or entities believed by the Company to own, directly or beneficially, more than five percent of the Company's outstanding Common Stock on March 16, 1998. The following information is based solely upon copies of filings on Schedule 13D and Schedule 13G received by the Company pursuant to the rules of the SEC.

                                    PART III




                                                      NO. OF SHARES
                  NAME AND ADDRESS                    BENEFICIALLY                   PERCENT
                 OF BENEFICIAL OWNER                    OWNED                        OF CLASS
                 -------------------                   ------                        --------
      Bay Apartments Communities, Inc.(1)              8,584,000                      16.6%
      4340 Stevens Creek Boulevard
      Suite 275
      San Jose, CA  95129

      Cohen & Steers Capital Management, Inc. (2)      4,576,100                      10.6%
      757 Third Avenue
      New York, New York  10017

      Merrill Lynch & Co., Inc. (3)                    2,725,000                       6.3%
      World Financial Center, North Tower
      250 Vesey Street
      New York, New York  10281

      LaSalle Advisors Capital Management, Inc. (4)     2,511,428                       5.8%
      200 East Randolph Drive
      Chicago, IL  60601

      Stichting Pensioenfonds ABP (5)                  2,740,000                       6.4%
      Oude Lindestraat 70
      Postbus 2889, 6401 DL
      Heerlen, The Netherlands

----------------

(1) Information reported is based upon a Schedule 13D filed with SEC on March 19, 1998. Beneficial ownership of all of such shares was reported as a result of an option granted by Avalon to purchase 19.9% (determined as a percentage of the outstanding shares of Avalon common stock immediately prior to the exercise of this option) of the outstanding number of shares of Avalon common stock, as represented to Bay in the Merger Agreement. Since the option has yet become exercisable, Bay disclaims beneficial owners of such shares. The inclusion of such securities in the table shall not be deemed an admission that Bay is the beneficial owner of such securities for any purposes.

(2) Information reported is based upon a Schedule 13G filed with the SEC on February 12, 1998 reporting beneficial ownership as of December 31, 1997. This Schedule 13G indicates that the reporting entity is an Investment Advisor registered under Section 203 of the Investment Advisors Act of 1940. The Schedule 13G also indicates that the reporting entity has sole dispositive power with respect to all of the shares reported and sole voting power with respect to 3,971,500 of the shares reported.

(3) Information reported is based upon a Schedule 13G filed with the SEC on February 3, 1998 reporting beneficial ownership as of December 31, 1997. The information reported includes 2,725,000 shares beneficially owned by Princeton Services Inc. ("PSI"), a wholly owned subsidiary of Merrill Lynch Group, Inc. ("ML Group"). PSI acts as the general partner of Merrill Lynch Asset Management, L.P. (d/b/a) Merrill Lynch Asset Management, L.P. ("MLAM") and Fund Asset Management, L.P. (d/b/a) Fund Asset Management ("FAM"), each of which is an Investment Adviser registered under section 203 of the Investment Advisers Act of 1940 (the "Advisers Act") and acts as an investment adviser to investment companies registered under Section 8 of the Investment Company Act of 1940 (the "Investment Company Act") and/or to private accounts. With respect to securities held by those investment companies and private accounts, several persons have the right to receive, or the power to direct the receipt of dividends from or the proceeds from the sale of, such securities.

(4) The information reported includes 772,450 shares beneficially owned by LaSalle Advisors Capital Management, Inc. ("LaSalle") and 1,738,978 shares beneficially owned by ABKB/LaSalle Securities Limited Partnership ("ABKB/LaSalle"), a limited partnership controlled by LaSalle. Information reported is based upon an amendment to a Schedule 13G filed with the SEC on February 13, 1998 reporting beneficial ownership as of December 31, 1997. The Schedule 13G indicates that the reporting entities are Investment Advisors registered under Section 203 of the Investment Advisers Act of 1940. The Schedule 13G also indicates that LaSalle has sole dispositive and voting power with respect to 398,150 shares, shared dispositive power with respect to 374,300 shares, while ABKB/LaSalle has sole dispositive and voting power with respect to 388,800 shares, shared dispositive power with respect to 1,350,178 shares and shared voting power with respect to 1,293,903 shares.

(5) Information reported is based upon a Schedule 13D filed with the SEC on April 25, 1997 by Stichting Pensioenfonds ABP, an entity established under the laws of The Kingdom of the Netherlands (the "Fund"), whose principal business is investing funds held on behalf of public sector employees of The Kingdom of the Netherlands. The Schedule 13D reports that the Fund beneficially owns and has the sole power to vote and dispose of 2,740,000 shares and has shared power to dispose of an additional 359,200 shares of common stock held by the Fund in securities accounts with ABN AMRO Bank N.V. managed by ABKB/LaSalle Securities and Cohen & Steers Capital Management, respectively.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Loans Related to Restricted Stock Grants to Officers and Employees. On January 22, 1997, the Board of Directors of the Company approved and the Company instituted a loan program under which the Company may make loans to or on behalf of the Company's employees in amounts equivalent to the employees' tax liability stemming from grants of restricted stock (the "Loan") made to the employees under the Company's 1995 Equity Incentive Plan (the "Grant Award"). The amount of each advance extended to an employee of the Company under a Loan shall be determined on the date or dates on which the Grant Award vests and shall be

                                    PART III



equal to the amount of the tax liability related to the portion of the Grant Award then vesting, calculated using the employee's actual blended state, local and Federal tax rate up to a maximum rate of 40% plus the tax liability related to the then current projected annual dividend income generated by the Grant Award calculated at a 40% tax rate (Federal, state and local combined). Each employee receiving such Loan shall execute a promissory note payable to the Company (the "Note").

       Each advance under the Note will bear interest at the Short Term Applicable Federal Rate (6.42% for Loans made by the Company in 1997) in effect on the date of the Note (the "Interest Rate"), and such rate shall be fixed until the fifth anniversary of the Note, at which date the Note shall become immediately due and payable upon the fifth anniversary of the Note or any date thereafter at the option of and upon demand by the Company (the "Maturity Date"). After the fifth anniversary of the Note and until the Maturity Date, interest shall continue to accrue at either the Interest Rate or, if the prevailing Short Term Applicable Federal Rate is greater or less than the Interest Rate by an increment of 4.0%, at the then prevailing Short Term Applicable Federal Rate. Vested shares of the Grant Award serve as collateral (the "Pledged Stock") for the Note until such time as the Note has been paid in full. All dividends related to the employee's Grant Award (not just the vested portion) will be applied to the outstanding Loan balance, first to interest, then to outstanding principal. If the market value of the Pledged Stock declines such that the Loan exceeds 50% of the value of the Pledged Stock (the "LTV ratio") the Company may require the employee to make a cash payment sufficient to bring the LTV ratio below 50%, or the Company may sell or otherwise dispose of the amount of Pledged Stock needed to bring the LTV ratio below 50%. The Company's recourse against an employee under a Note for satisfaction of the Loan and all other amounts due is limited to the Company's rights in the Pledged Stock.

       As of March 16, 1998, the Company had extended Loans totaling $936,012 to its employees, including the amounts of $203,433 and $195,431 which were extended to Messrs. Michaux and Berman, respectively.

       Option to Acquire Property. The Company holds a right of first refusal with respect to approximately three and one-half acres in Gaithersburg, Maryland owned by an entity in which Mr. Michaux has an ownership interest. This arrangement was described under "Reorganization Transactions" on page 86 of the Company's prospectus dated November 11, 1993 relating to the initial public offering.

       Loans to Directors and Executive Officers. Messrs. Michaux, Berman and Blair are partners of an entity that is the general partner of Arbor Commons Associates Limited Partnership ("Arbor Commons Associates"). Concurrently with the Company's Offering, the Company purchased an existing participating mortgage loan made to Arbor Commons Associates, which was originated by CIGNA Investments, Inc. The mortgage loan is secured by the borrower's interests in the Avalon Arbor community. The Company purchased the mortgage loan, rather than the Avalon Arbor community, to avoid the current recapture of certain low income housing tax credits by certain unaffiliated third-party investors. This loan has an outstanding principal amount of $28.4 million and accrues interest at a fixed rate of 10.2% per annum, payable at 9% per annum. Under the terms of the loan, the Company receives (as contingent interest) 50% of the cash flow after the 10.2% accrual rate is paid and 50% of the residual profits upon the sale of the community.

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

       (a)   1.  Financial Statements

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements and Financial Statement Schedule:
Report of Independent Accountants                                                               F-1

Consolidated Balance Sheets as of December 31, 1997 and 1996                                    F-2

Consolidated Statements of Operations for
       the years ended December 31, 1997, 1996 and 1995                                         F-3

Consolidated Statements of Stockholders' Equity for
       the years ended December 31, 1997, 1996 and 1995                                         F-4

Consolidated Statements of Cash Flows for
       the years ended December 31, 1997, 1996 and 1995                                         F-5

Notes to Consolidated Financial Statements                                                      F-6

             2.  Financial Statement Schedule

Schedule III - Real Estate and Accumulated Depreciation                                        F-20

             3.  Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as a part of this report.  F-23

       (b)   Reports on Form 8-K

On October 15, 1997, the Company filed a Current Report on Form 8-K, reporting under item (5) the acquisitions of Avalon at Ballston - Vermont and Quincy Towers, Avalon at Center Place and Avalon at Providence Park in unrelated transactions for an aggregate contract purchase price of approximately $82,448,000 on January 9, 1997, May 16, 1997 and June 27, 1997, respectively.

Historical and pro forma financial information concerning the communities acquired and included in such filing are as set forth below:

1.     Report of Independent Accountants

2. Combined Statement of Revenue and Certain Operating Expenses for the Year Ended December 31, 1996

3.     Notes to combined Statement of Revenue and Certain Operating Expenses

4. Estimates of Net Income and Funds from Operations of Certain Acquired Communities

5. Notes to Estimates of Net Income and Funds from Operations of Certain Acquired Communities

6. Pro Forma Condensed Consolidated Statement of Operations for the Six Months Ended June 30, 1997 and for the Year Ended December 31, 1996

7.     Notes to Pro Forma Condensed Consolidated Statement of Operations


On November 24, 1997, the Company filed a Current Report on Form 8-K, reporting under item (5) the acquisition of a portion of the Trammell Crow Residential - Midwest portfolio for an aggregate contract purchase price of approximately $196,000,000.

Historical and pro forma financial information concerning the communities acquired and included in such filing are as set forth below:

1. Report of Independent Accountants

2. Combined Statement of Revenue and Certain Operating Expenses for the Year Ended December 31, 1996

3. Notes to combined Statement of Revenue and Certain Operating Expenses

4. Estimates of Net Income and Funds from Operations of Certain Acquired Communities

5. Notes to Estimates of Net Income and Funds from Operations of Certain Acquired Communities

6. Pro Forma Condensed Consolidated Balance Sheet

7. Notes to Pro Forma Condensed Consolidated Balance Sheet

8. Pro Forma Condensed Consolidated Statement of Operations for the Nine Months Ended September 30, 1997 and for the Year Ended December 31, 1996

9. Notes to Pro Forma Condensed Consolidated Statements of Operations

On December 12, 1997, the Company filed a Current Report on Form 8-K relating to offering and sale of the Company's Common Stock.

On December 22, 1997, the Company filed a Current Report on Form 8-K relating to the offering and sale of $100,000,000 aggregate principal amount of the Company's 6 7/8% Senior Notes due 2007.

                               INDEX TO EXHIBITS

EXHIBIT NO.                DESCRIPTION
   3.1(i)(a)        --     Amended and Restated Articles of Incorporation of the Company (1)
   3.1(i)(b)        --     Articles Supplementary to Amended and Restated Articles of Incorporation Establishing Series A Cumulative
                           Redeemable Preferred Stock (5)
   3.1(i)(c)        --     Articles Supplementary to Amended and Restated Articles of Incorporation Establishing Series B Cumulative
                           Redeemable Preferred Stock (6)
   3.1(i)(d)        --     Rights Agreement, dated as of March 9, 1998, between Avalon Properties, Inc. And First Union National
                           Bank, including the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase
                           Preferred Shares as Exhibit C (16)
   3.1(ii)(a)       --     Amended and Restated Bylaws of the Company (2)
   3.1(ii)(b)       --     Amendment to Amended and Restated Bylaws of the Company (15)
   4.1              --     Avalon Properties, Inc. 7-3/8% Senior Notes due 2002 (3)
   4.1(a)           --     Avalon Properties, Inc. 6-7/8% Notes due 2007 (13)
   4.1(b)           --     Avalon Properties, Inc. 6-5/8% Notes due 2005 (3)
   4.2              --     Indenture dated as of September 18, 1995 (14)
   4.3              --     First Supplemental Indenture dated as of September 18, 1995 (3)
   4.4              --     Second Supplemental Indenture dated as of December 16, 1997 (13)
   4.5              --     Third Supplemental Indenture dated as of January 22, 1998 (14)
  10.1+             --     1995 Equity Incentive Plan (4)
  10.3              --     Management Registration Rights Agreement between the Company and certain
                           Management stockholders (1)
  10.6              --     Form of Indemnification Agreement (1)
  10.7              --     Swap Agreement with JP Morgan (7)
  10.12             --     Master Reimbursement Agreement with Federal National Mortgage Association
  10.13             --     Amended and Restated Revolving Credit Agreement with Fleet Bank, National Association dated as of March
                           31, 1997 (9)
  10.14             --     Amended and Restated Revolving Credit Agreement with First Union National Bank of Virginia dated as of
                           May 30, 1997 (10)
  10.15             --     Employment Agreement between the Company and Richard L. Michaux dated July 15, 1997 (11)
  10.16             --     Employment Agreement between the Company and Charles H. Berman dated July 15, 1997 (11)
  10.17             --     Employment Agreement between the Company and Bryce Blair dated August 4, 1997
  10.18             --     Employment Agreement between the Company and Robert H. Slater dated July 17, 1997
  10.19             --     Employment Agreement between the Company and Thomas J. Sargeant dated August 4, 1997
  10.20             --     Contribution and Exchange Agreement Dated November 7, 1997 (12)
  12.1              --     Calculation of Ratios of Earnings to Fixed Charges (8)
  12.2              --     Calculation of Ratios of Earnings to Combined Fixed Charges (8)
  21.1              --     Schedule of Subsidiaries of the Company
  23.1              --     Consent of Coopers & Lybrand L.L.P.
  27.1              --     Financial Data Schedule
  99.1              --     Merger Agreement, dated as of March 9, 1998, by and between Avalon Properties,
                           Inc. and Bay Apartment Communities, Inc. (15)

+ Management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

(1) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

(2) Incorporated by reference from the Company's Form 8-K Current Report dated December 4, 1996.

(3) Incorporated by reference from the Company's Form 8-K Current Report dated September 18, 1995.

(4) Incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders held on May 9, 1995.

(5) Incorporated by reference from the Company's Registration Statement on Form 8-A filed on February 15, 1996.

(6) Incorporated by reference from the Company's Current Report on Form 8-K filed on October 23, 1996.

(8) Incorporated by reference from the Company's Registration Statement in Form S-3 filed on February 24, 1997, Registration No. 333-22281.

(9) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(10) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(11) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(12) Incorporated by reference from the Company's Current Report on Form 8-K filed on November 24, 1997.

(13) Incorporated by reference from the Company's Current Report on Form 8-K filed on December 22, 1997.

(14) Incorporated by reference from the Company's Current Report on Form 8-K filed on January 26, 1998.

(15) Incorporated by reference from the Company's Current Report on Form 8-K filed on March 10, 1998.

(16) Incorporated by reference from the Company's Amended Current Report on Form 8-K/A, dated March 12, 1998.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  AVALON PROPERTIES, INC.

Date:  March 20, 1998             By       /s/ RICHARD L. MICHAUX
                                      ---------------------------
                                  Richard L. Michaux, Chairman of the Board
                                  Chief Executive Officer and Director
                                  (Principal Executive Officer)


Date:  March 20, 1998             By       /s/ CHARLES H. BERMAN
                                      --------------------------
                                  Charles H. Berman, President,
                                  Chief Operating Officer and Director


Date:  March 20, 1998             By       /s/ THOMAS J. SARGEANT
                                      ---------------------------
                                  Thomas J. Sargeant, Chief Financial Officer,
                                  Treasurer and Secretary
                                  (Principal Financial and Accounting Officer)



  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 20, 1998             By       /s/ MICHAEL A. FUTTERMAN
                                      -----------------------------
                                  Michael A. Futterman, Director


Date:  March 20, 1998             By       /s/ CHRISTOPHER B. LEINBERGER
                                      ----------------------------------
                                  Christopher B. Leinberger, Director


Date:  March 20, 1998             By       /s/ RICHARD W. MILLER
                                      --------------------------
                                  Richard W. Miller, Director


Date:  March 20, 1998             By       /s/ ALLAN D. SCHUSTER
                                      --------------------------
                                  Allan D. Schuster, Director

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of
Avalon Properties, Inc.:


        We have audited the consolidated balance sheets of Avalon Properties, Inc. (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1997. We have also audited the financial statement schedule included on pages F-20, F-21 and F-22 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avalon Properties, Inc. as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




New York, New York
January 13, 1998, except for Note 14,
as to which the date is March 25, 1998.

                                                        COOPERS & LYBRAND L.L.P.

                            AVALON PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                   (Dollars in thousands, except share data)

ASSETS                                                                                         12-31-97         12-31-96
                                                                                              ------------     -----------
Real estate
   Land                                                                                       $   247,613      $   169,079
   Buildings and improvements                                                                   1,120,505          754,545
   Furniture, fixtures and equipment                                                               39,830           27,455
                                                                                              ------------     -----------
                                                                                                1,407,948          951,079
       Less: accumulated depreciation                                                             (69,932)         (44,547)
                                                                                              ------------     -----------
   Net operating real estate                                                                    1,338,016          906,532
   Construction in progress (including land)                                                      127,038          130,827
                                                                                              ------------     -----------
            TOTAL REAL ESTATE, NET                                                              1,465,054        1,037,359
Cash and cash equivalents                                                                           6,722           14,241
Cash in escrow                                                                                      4,109            3,945
Resident security deposits                                                                          7,812            5,995
Investments in unconsolidated joint ventures                                                       18,315            2,573
Deferred financing costs, net of accumulated amortization
       of $1,873 and $2,113 at December 31, 1997 and 1996, respectively                            10,022            7,702
Deferred development costs                                                                          7,207            5,179
Prepaid expenses and other assets                                                                  10,462            5,777
                                                                                              ------------     -----------
            TOTAL ASSETS                                                                      $ 1,529,703      $ 1,082,771
                                                                                              ============     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Unsecured Facilities                                                                          $    71,500      $       --
Unsecured senior notes, 7-3/8% due 2002, net of unamortized discount                               99,892           99,869
Unsecured senior notes, 6-7/8% due 2007, net of unamortized discount                              109,803               --
Notes payable                                                                                     224,934          210,737
Payables for construction                                                                          16,311           12,613
Accrued expenses and other liabilities                                                             15,466           10,580
Accrued interest payable                                                                            3,041            4,342
Resident security deposits                                                                          9,589            6,642
                                                                                              ------------     -----------
            TOTAL LIABILITIES                                                                     550,536          344,783
                                                                                              ------------     -----------
Minority interest of unitholders in consolidated operating partneships                             18,157              --
                                                                                              ============     ===========
Commitments and contingencies

Stockholders' equity
   Preferred Stock, $.01 par value; 20,000,000 shares authorized; 4,455,000 shares of 9% Series A Cumulative Redeemable Preferred Stock
         issued and outstanding (aggregate liquidation preference of $111,375)                         45               45
      4,300,000 shares of 8.96% Series B Cumulative Redeemable Preferred Stock
         issued and outstanding (aggregate liquidation preference of $107,500)                         43               43
   Common Stock, $.01 par value; 80,000,000 shares authorized;
        41,975,240 and 33,391,992 shares issued and outstanding
        at December 31, 1997 and 1996, respectively                                                   420              334
   Additional paid-in capital                                                                     987,540          752,159
   Deferred compensation                                                                           (3,265)          (1,699)
   Dividends in excess of accumulated earnings                                                    (23,773)         (12,894)
                                                                                              ------------     -----------
            TOTAL STOCKHOLDERS' EQUITY                                                            961,010          737,988
                                                                                              ------------     -----------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 1,529,703      $ 1,082,771
                                                                                              ============     ===========

          See accompanying notes to consolidated financial statements.

                            AVALON PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Dollars in thousands, except share data)

                                                                                              Year ended
                                                                      -----------------------------------------------------------
                                                                        12-31-97               12-31-96                12-31-95
                                                                      --------------      ----------------         --------------
Revenue:
   Rental income                                                      $ 169,442                $ 123,354                $ 94,821
   Management fees                                                        1,029                    1,439                   1,926
   Other income                                                             633                      420                     466
                                                                      ----------               ----------               ---------
            Total revenue                                               171,104                  125,213                  97,213
                                                                      ----------               ----------               ---------

Expenses:
   Operating expenses                                                    61,058                   47,074                  35,998
   Interest expense                                                      16,977                    9,545                  11,056
   Depreciation and amortization                                         29,113                   20,956                  16,558
   General and administrative                                             5,093                    3,438                   3,132
   Write-off of deferred development costs                                  650                      450                     400
                                                                      ----------               ----------               ---------
            Total expenses                                              112,891                   81,463                  67,144
                                                                      ----------               ----------               ---------

Equity in income of unconsolidated joint ventures                         5,689                    1,025                     440
Interest income                                                           1,346                      887                     953
Minority interest                                                           174                      495                     633
                                                                      ----------               ----------               ---------

Income before gain on sale of communities and extraordinary items        65,422                   46,157                  32,095
Gain on sale of communities                                                 677                    7,850                     --
                                                                      ----------               ----------               ---------
Income before extraordinary items                                        66,099                   54,007                  32,095
Extraordinary items                                                      (1,183)                  (2,356)                 (1,158)
                                                                      ----------               ----------               ---------

Net income                                                               64,916                   51,651                  30,937
Dividends attributable to preferred stock                               (19,656)                 (10,422)                    --
                                                                      ----------               ----------               ---------

Net income available to common stockholders                           $  45,260                $  41,229                $ 30,937
                                                                      ==========               ==========               =========

Per common share:

    Income before extraordinary items - basic                         $    1.26                $    1.42                $   1.13
                                                                      ==========               ==========               =========

    Income before extraordinary items - diluted                       $    1.26                $    1.41                $   1.13
                                                                      ==========               ==========               =========

    Net income - basic                                                $    1.23                $    1.34                $   1.09
                                                                      ==========               ==========               =========

    Net income - diluted                                              $    1.22                $    1.34                $   1.09
                                                                      ==========               ==========               =========

          See accompanying notes to consolidated financial statements.

                            AVALON PROPERTIES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (Dollars in thousands, except per share data)



                                               Shares Issued                         Amount
                                       ---------------------------------- -----------------------------    Additional
                                           Common            Preferred      Common           Preferred        Paid-in
                                           Stock               Stock            Stock          Stock          Capital
                                       --------------- ------------------ -------------- -------------- -----------------
Balance at 12-31-94                      28,356,639                 --          $ 284           $ --          $425,611

  Net income                                     --                 --             --             --                --
  Dividends declared ($1.46
    per share)                                   --                 --             --             --                --
  Issuance of Common Stock,
    net of offering costs                    16,426                 --             --             --               335
                                       ------------          ---------          -----           ----          --------
Balance at 12-31-95                      28,373,065                 --            284             --           425,946

  Net income                                     --                 --             --             --                --
  Dividends declared to common
    stockholders ($1.49 per share)               --                 --             --             --                --
  Dividends declared to preferred
    stockholders                                 --                 --             --             --                --
  Issuance of Common Stock,
    net of offering costs                 4,910,064                 --             49             --           112,496
  Issuance of Restricted Common Stock       108,863                 --              1             --             2,468
  Deferred Compensation,
    net of amortization                          --                 --             --             --                --
  Issuance of Series A Preferred
    Stock, net of offering costs                 --          4,455,000             --             45           107,536
  Issuance of Series B Preferred
    Stock, net of offering costs                 --          4,300,000             --             43           103,713
                                       ------------          ---------          -----           ----          --------

Balance at 12-31-96                      33,391,992          8,755,000            334             88           752,159

  Net income                                     --                 --             --             --                --
  Dividends declared to common
    stockholders ($1.53 per share)               --                 --             --             --                --
  Dividends declared to preferred
    stockholders                                 --                 --             --             --                --
  Issuance of Common Stock,
    net of offering costs                 8,450,474                 --             85             --           231,813
  Issuance of Restricted Common Stock       132,774                 --              1             --             3,568
  Deferred Compensation,
    net of amortization                          --                 --             --             --                --
                                       ------------          ---------          -----           ----          --------

Balance at 12-31-97                      41,975,240          8,755,000          $ 420           $ 88          $987,540
                                       ============          =========          =====           ====          ========


                                                                     Dividends in
                                                                       Excess of
                                              Deferred                Accumulated        Stockholders'
                                            Compensation               Earnings             Equity
                                           ----------------       -----------------    ----------------
Balance at 12-31-94                            $      --              $    (357)          $ 425,538

  Net income                                          --                 30,937              30,937
  Dividends declared ($1.46
    per share)                                        --                (41,413)            (41,413)
  Issuance of Common Stock,
    net of offering costs                             --                     --                 335
                                               ---------              ---------           ---------
Balance at 12-31-95                                   --                (10,833)            415,397

  Net income                                          --                 51,651              51,651
  Dividends declared to common
    stockholders ($1.49 per share)                    --                (45,774)            (45,774)
  Dividends declared to preferred
    stockholders                                      --                 (7,938)             (7,938)
  Issuance of Common Stock,
    net of offering costs                             --                     --             112,545
  Issuance of Restricted Common Stock                 --                     --               2,469
  Deferred Compensation,
    net of amortization                          (1,699)                     --              (1,699)
  Issuance of Series A Preferred
    Stock, net of offering costs                      --                     --             107,581
  Issuance of Series B Preferred
    Stock, net of offering costs                      --                     --             103,756
                                               ---------              ---------           ---------

Balance at 12-31-96                              (1,699)                (12,894)            737,988

  Net income                                          --                 64,916              64,916
  Dividends declared to common
    stockholders ($1.53 per share)                    --                (56,139)            (56,139)
  Dividends declared to preferred
    stockholders                                      --                (19,656)            (19,656)
  Issuance of Common Stock,
    net of offering costs                             --                     --             231,898
  Issuance of Restricted Common Stock                 --                     --               3,569
  Deferred Compensation,
    net of amortization                          (1,566)                     --              (1,566)
                                               --------               ---------           ---------

Balance at 12-31-97                            $ (3,265)              $ (23,773)          $ 961,010
                                               =========              =========           =========


          See accompanying notes to consolidated financial statements.

                            AVALON PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                            Year ended
                                                                      ---------------------------------------------------------
                                                                        12-31-97             12-31-96              12-31-95
                                                                      --------------      ----------------    -----------------
Cash flows from operating activities:
        Net income                                                      $ 64,916              $ 51,651             $ 30,937
        Items not requiring (providing) cash:
              Depreciation and amortization                               29,113                20,956               16,558
              Equity in income of unconsolidated joint ventures               65                  (258)                (754)
              Amortization of deferred compensation                          967                   427                   --
              Gain on sale of communities                                   (677)               (7,850)                  --
              Extraordinary items                                          1,183                 2,356                1,158
        Decrease (increase) in cash in escrow, net                           966                   (84)                 703
        Increase in prepaids and other assets                             (6,713)                 (270)              (1,945)
        Increase (decrease) in other operating liabilities                 3,829                (1,087)               9,657
                                                                        --------               -------              -------
              Net cash provided by operating activities                   93,649                65,841               56,314
                                                                        --------               -------              -------
Cash flows used in investing activities:
        Investments in unconsolidated joint ventures                      (7,980)                 (580)              (4,986)
        Proceeds received from JV Partner, net                            37,700                    --                   --
        Increase in construction payables                                  3,698                 2,903                5,544
        Purchase and development of real estate                         (471,415)             (295,019)            (190,140)
        Proceeds from the sale of communities, net of selling costs       16,577                31,663                   --
                                                                        --------               -------              -------
              Net cash used in investing activities                     (421,420)             (261,033)            (189,582)
                                                                        --------               -------              -------
Cash flows from financing activities:
        Issuance of Common Stock, net of offering costs                  231,898               112,545                  335
        Issuance of Preferred Stock, net of offering costs                    --               211,337                   --
        Dividends paid                                                   (75,795)              (53,712)             (41,413)
        Borrowings under Unsecured Facilities                            626,000               265,000              235,625
        Repayments of Unsecured Facilities                              (554,500)             (323,000)            (207,395)
        Borrowings under notes payable                                   121,891                15,771              150,179
        Repayments of notes payable                                      (25,341)               (7,486)              (8,908)
        Borrowings under construction notes                                   --                    31               14,091
        Repayments of construction notes                                      --               (10,508)              (5,171)
        Payment of deferred financing costs                               (3,901)               (2,346)              (5,136)
                                                                        --------               -------              -------
              Net cash provided by financing activities                  320,252               207,632              132,207
                                                                        --------               -------              -------
Net increase (decrease) in cash                                           (7,519)               12,440               (1,061)
Cash and cash equivalents, beginning of year                              14,241                 1,801                2,862
                                                                        --------               -------              -------
Cash and cash equivalents, end of year                                  $  6,722               $14,241              $ 1,801
                                                                        ========               =======              =======
Cash paid for interest, net of amount capitalized                       $ 17,371               $ 8,723              $ 7,043
                                                                        ========               =======              =======

Non-cash investing and financing activities: In 1997, $27,305 of debt was assumed in connection with the Avalon Devonshire acquisition. In 1996, $5,581 and $24,335 of debt was assumed in connection with the Avalon Pines and AutumnWoods acquisitions, respectively.

          See accompanying notes to consolidated financial statements.

                            AVALON PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, except per share data)


1.    Organization and Formation of the Company

      Avalon Properties, Inc. (the "Company") is a self-administered and self-managed Real Estate Investment Trust ("REIT"), as defined under the Internal Revenue Code of 1986, as amended, (the "Code") and was incorporated under the General Corporation Law of Maryland on August 24, 1993. The Company began operations on November 18, 1993 upon the completion of its initial public offering. The Company is engaged principally in the development, construction, acquisition and operation of residential apartment communities, which currently include the Mid-Atlantic, Northeast and Midwest regions of the United States. Additionally, the Company provides management services for communities owned by unrelated parties. At December 31, 1997, the Company's portfolio included 64 apartment communities with 19,318 apartment homes and nine apartment communities with 2,422 apartment homes were under construction.

2.    Acquisitions

      During the period January 1, 1995 through December 31, 1996, the Company acquired thirteen existing operating communities containing a total of 3,069 apartment homes from unrelated third parties for an aggregate contract acquisition price of approximately $196,986 (cumulative capitalized cost of $202,545).

      For the year ended December 31, 1997, the Company acquired fifteen existing operating communities containing a total of 3,884 apartment homes for an aggregate contract acquisition price of approximately $308,456 (cumulative capitalized cost of $310,917). These acquisitions have been accounted for as purchases of real estate and operating results for those communities are reflected in the accompanying consolidated financial statements from their respective dates of acquisition. These communities were acquired with cash proceeds drawn under the Company's Unsecured Facilities (as hereinafter defined
- see Note 6), through the issuance of new operating partnership units of DownREIT partnerships ($18,157) and through the assumption of debt ($27,305).


     In connection with the purchase of a portion of the Trammell Crow Residential - Midwest portfolio on December 22, 1997, the Company expects to acquire two additional apartment communities containing a total of 704 apartment homes. The Company also acquired certain third-party management contracts and the right to acquire from an unrelated third-party an undeveloped parcel of land on which the Company expects to build one apartment community.

     The following pro forma operating results for the Company have been prepared as if the 1997 acquisitions had occurred on January 1, 1996. Unaudited pro forma financial information is presented for informational purposes only and may not be indicative of what the actual results of operations of the Company would have been had the events occurred as of January 1, 1996, and may not be indicative of the results of operations for future periods.

                                                                                                    Pro Forma
                                                                                     -----------------------------------------
                                                                                        Year ended             Year ended
                                                                                         12-31-97               12-31-96
                                                                                        (Unaudited)            (Unaudited)
                                                                                     ------------------     ------------------
Revenue                                                                              $         196,248      $         157,439
                                                                                     ==================     ==================
Income before extraordinary items                                                    $          65,876      $          53,740
                                                                                     ==================     ==================
Net income                                                                           $          64,692      $          51,384
                                                                                     ==================     ==================
Per common share:

   Income before extraordinary items- basic                                          $            1.26      $            1.41
                                                                                     ==================     ==================
   Income before extraordinary items- diluted                                        $            1.25      $            1.40
                                                                                     ==================     ==================
   Net income- basic                                                                 $            1.23      $            1.33
                                                                                     ==================     ==================
   Net income- diluted                                                               $            1.22      $            1.33
                                                                                     ==================     ==================

3.   Summary of Significant Accounting Policies

Principles of Consolidation of the Company

     The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned partnerships and subsidiaries and the operating partnerships structured as DownREITs. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Geographical Concentration

     The Company develops and operates residential apartment communities located in the Northeast, Mid-Atlantic and Midwest regions of the United States. This concentration imposes on the Company certain risks, which include local economic conditions, that are not within management's control. See Note 14 regarding the Company's geographical expansion to the Pacific Northwest region.

Recently Issued Accounting Pronouncements

     During 1997, the Financial Accounting Standard Board issued Statements of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"), No. 129 "Disclosure of Information About Capital Structure" ("SFAS 129"), No. 130 "Reporting Comprehensive Income" ("SFAS 130") and No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131").

     SFAS 128 simplifies existing computational guidelines, revises disclosure requirements and increases the comparability of earnings per share data. This statement is effective for financial statements for periods ending after December 15, 1997 and requires restatement of all prior period earnings per share data presented. SFAS 129 establishes standards for disclosing information about an entity's capital structure such as information about securities, liquidation preference of preferred stock and redeemable stock. SFAS 130 specifies the presentation and disclosure requirement for reporting comprehensive income which includes those items which have been formerly reported as a component of shareholders' equity. SFAS 131 establishes standards for disclosing information about an entity's operating segments and related information in interim and annual financial statements.

     The Company has adopted SFAS 128 and SFAS 129 effective with the December 31, 1997 reporting period. The adoption of SFAS 130 and SFAS 131 is not expected to have a material impact on the Company's financial condition or results of operations.

Real Estate

     Buildings and improvements are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of 40 years and 7 years, respectively. If there is an event or change in circumstance that indicates an impairment in the value of a community has occurred, the Company's policy is to assess any impairment in value by making a comparison of the current and projected operating cash flows of each of its communities over its remaining useful life, on an undiscounted basis, to the carrying amount of the community. If such carrying amounts are in excess of the estimated projected operating cash flows of the community, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value.

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

     The Company does not actively market any of its communities for sale. In the event the Company decides to sell a community, it will be reclassified as "held for sale" when the Company's Board of Directors approves the decision to sell.

Investments in Unconsolidated Joint Ventures

     Investments in real estate joint ventures are accounted for under the equity method as the Company does not control the operating and financial policies of the joint ventures. The joint venture agreements require that a majority voting interest of the partners approve potential sales, liquidations, significant refinancings as well as operating budgets and capital and financing plans.

Cash Equivalents

     Cash equivalents consist of highly liquid assets with original maturities of three months or less from the date of purchase. The majority of the Company's cash, cash equivalents and cash in escrow is held at major commercial banks.

Deferred Financing and Development Costs

     Deferred financing costs include fees and costs incurred to obtain debt financings and are amortized on a straight-line basis over the shorter of the term of the loan or the related credit enhancement facility, if applicable. Unamortized financing costs are written-off when debt is retired before the maturity date (see Note 12). Fees and other incremental costs incurred in developing new communities are capitalized as deferred development costs and are included in the cost of the community when construction commences. The accompanying consolidated financial statements include a charge to expense for unrecoverable deferred development costs related to pre-development communities that may not proceed to development.

Revenue Recognition

     Apartment homes are leased to individual residents on a short-term basis. Rental revenue is recognized monthly as earned. Fees for management of communities owned by unrelated parties are also recognized monthly as earned.


Reclassifications

     Certain reclassifications have been made to amounts in prior years' financial statements to conform with current year presentations. Specifically, overhead expense related to acquisitions previously classified as general and administrative is now included in operating expenses.

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

     The total of the four dividends paid in 1997 exceeds the net income available to common stockholders for the year ended December 31, 1997 computed in accordance with Federal income tax regulations. Accordingly, the Company determined that 80% of the $1.53 per common share dividend paid and declared in 1997 represented ordinary dividend income, 17% is a non-taxable return of capital, 2% is unrecaptured section 1250 capital gain and the remaining 1% is 20 percent long-term capital gain.

     The Company determined that 97% of the $2.25 and $2.24 per share dividend paid and declared on the Series A Preferred Stock and the Series B Preferred Stock, respectively, in 1997 represented ordinary dividend income, 2% is unrecaptured section 1250 capital gain and the remaining 1% is 20 percent long-term capital gain.

Per Common Share Disclosures

     Per common share disclosures for the years ended December 31, 1997, 1996 and 1995 are based upon the following basic and diluted weighted average number of shares of common stock outstanding.

                                                                                          Year ended
                                                                 --------------------------------------------------------------
                                                                      12-31-97              12-31-96             12-31-95
                                                                 -------------------   -------------------   ------------------
Weighted average common shares outstanding- basic                        36,762,781            30,739,504           28,365,427
Shares issuable from assumed conversion of:
      Common stock options                                                  242,756                96,689               45,376
      Operating partnership units                                               611                    --                   --
                                                                 -------------------   -------------------   ------------------

      Weighted average common shares outstanding- diluted                37,006,148            30,836,193           28,410,803
                                                                 ===================   ===================   ==================

4.   Stockholders' Equity

     Dividends on the Series A and Series B Cumulative Redeemable Preferred Stock are cumulative from the date of original issue and are payable quarterly on or about the fifteenth day of February, May, August and November of each year, at the annual rate of 9% and 8.96% of the liquidation preference of $25 per share, respectively. The Series A Preferred Stock is not redeemable prior to February 15, 2001. On or after February 15, 2001, the Series A Preferred Stock may be redeemed for cash at the option of the Company in whole or in part, at a redemption price of $25 per share, plus all accrued and unpaid dividends, if any. The Series B Preferred Stock is not redeemable prior to October 15, 2001. On or after October 15, 2001, the Series B Preferred Stock may be redeemed for cash at the option of the Company in whole or in part, at a redemption price of $25 per share, plus all accrued and unpaid dividends, if any. The Series A Preferred Stock and the Series B Preferred Stock have no stated maturity, are not subject to any sinking fund or mandatory redemption, are not convertible into any other securities of the Company and may be redeemed solely from proceeds of other capital stock of the Company, which include shares of other series of preferred stock.

     During 1997, the Company completed three separate offerings of Common Stock totaling 8,403,000 shares. The net proceeds of approximately $231,324 from these offerings were used to retire indebtedness under the Company's Unsecured Facilities.

     On December 17, 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission covering up to $400,000 of securities. The registration statement provides for the issuance of Common Stock, Preferred Stock, debt securities and warrants to purchase Common Stock.

5.   Senior Participating Mortgage Note

     The Company's ownership of the senior participating mortgage note related to the Town Arbor Partnership ("Avalon Arbor") has been accounted for as an investment in real estate. Minority interest represents the excess of the interest income at the pay rate on the mortgage loan over the cash flow from operations generated by the community. This excess is funded from payments drawn from an escrow account established from contributions by the minority partners. At December 31, 1997, the partnership had $2,898 of cash from these contributions available to fund interest payments. The note bears interest at 10.2%. Upon acquisition, the note was restructured to provide for a 9% pay rate. The difference between the stated interest and the pay rate is deferred interest and is added to the principal. The loan also provides for contingent interest of 50% of gross revenues, as defined, and is payable prior to any payments to the partners. No contingent interest has been paid through December 31, 1997. The note entitles the holder to a 50% net residual value of the property at maturity or upon prior disposition of the property. The note may be prepaid subject to stipulated penalties.

6.   Unsecured Facilities

     The Company's unsecured credit facility (the "Unsecured Facility") is provided by a consortium of banks that provides for $175,000 in short-term credit and is subject to an annual fee of $263. The Unsecured Facility expires in March 2000. As of December 31, 1997, approximately $16,167 of available capacity was used to provide letters of credit and $50,000 was borrowed under the facility. Accordingly, the balance that remained available at December 31, 1997 to be drawn under the Unsecured Facility is $108,833. The Unsecured Facility bears interest based upon a LIBOR, Prime or CD rate election at the Company's option. Current pricing level is LIBOR plus .80%, provided, however, that up to $75,000 can be competitively bid at lower pricing if market conditions allow. Pricing may be adjusted higher or lower depending on the Company's senior unsecured debt ratings.

     The Company's supplemental unsecured credit facility (the "Supplemental Unsecured Facility" and together with the Unsecured Facility, the "Unsecured Facilities") is provided by First Union National Bank in the amount of $50,000 and is subject to an annual facility fee of $75. The Supplemental Unsecured Facility expires in March 2000 and bears a current interest rate of LIBOR plus
 .80%. At December 31, 1997, $3,214 of available capacity was used to provide letters of credit and $21,500 was borrowed under the Supplemental Unsecured Facility. Accordingly, the balance that remains available at December 31, 1997 to be drawn under the Supplemental Unsecured Facility is $25,286.

     The weighted average effective interest rates (excluding the cost of facility fees and unused line of credit fees) on borrowings under the Unsecured Facilities for the years ended December 31, 1997, 1996 and 1995 were 6.3%, 7.3% and 7.8%, respectively. Including the cost of facility fees and unused fees, the weighted average effective interest rates on borrowings under the Unsecured Facilities for the years ended December 31, 1997, 1996 and 1995 were 6.8%, 7.4% and 8.1%, respectively.

     The Company, among other things, is subject to certain customary covenants under the credit agreements for the Unsecured Facilities including maintaining certain maximum leverage ratios, minimum fixed charge coverage ratio, minimum unencumbered asset and equity levels and is restricted from paying dividends in amounts that exceed 95% of the Company's Funds from Operation, as defined.

7.   Notes Payable

     The following notes payable were outstanding at December 31, 1997 and 1996:

                                                                   1997                1996
                                                              ----------------   -----------------
Tax-exempt bonds:
        Notes with fixed interest at:
          7.04%, maturing July 2024 (c)                             $  11,550           $  11,550
          7.06%, maturing July 2024 (c)                                 9,780               9,780
          7.04%, maturing July 2024 (c)                                12,360              12,360
          7.55%, maturing August 2024 (a) (c)                          19,315              19,487
          6.56%, maturing February 2025 (a) (c)                        15,071              15,284
          6.95%, maturing June 2026 (a) (c)                            13,917              14,070
          8.02%, maturing June 2026 (a) (c)                            16,835              16,782
          8.00%, maturing June 2026  (a) (c)                           26,815              26,724
          6.85%, maturing June 2026 (a) (c)                             6,892               6,969
          7.57%, maturing May 2027 (a) (c)                             12,019                  --
          7.73%, maturing December 2036 (a) (c)                         8,731               8,771
                                                                    ---------           ---------
             Total fixed rate notes                                   153,285             141,777
                                                                    ---------           ---------

        Tax-exempt variable rate notes maturing (a) (b) (c)
          December 2025                                                27,305                  --
          June 2026                                                     8,060               8,060
          June 2026                                                    11,500              11,500
          June 2026                                                     6,387               6,387
                                                                    ---------           ---------
             Total variable rate notes                                 53,252              25,947
                                                                    ---------           ---------

Conventional notes with fixed interest at:
          9.25%, repaid August 1997                                        --              24,335
          7.375%, maturing September 2002                              99,892              99,869
          8.00%, maturing December 2003 (c)                             5,433               5,529
          8.93%, maturing November 2004 (c)                            12,964              13,149
          7.035%, maturing December 2007                              109,803                 --
                                                                    ---------           ---------
             Total fixed rate notes                                   228,092             142,882
                                                                    ---------           ---------

             Total notes payable                                    $ 434,629           $ 310,606
                                                                    =========           =========

(a) Various lenders require cash to be held in escrow for interest, property taxes, principal repayments and bond remarketing costs.

(b) Average interest rates on these notes ranged from 4.09% to 5.76% during the year ended December 31, 1997 and 2.37% to 4.93% during the year ended December 31, 1996.

(c)  Notes are collateralized by a community.

     Scheduled maturities of notes payable are as follows for the years ending December 31:

          1998                   $  1,180
          1999                      1,314
          2000                      1,429
          2001                      1,531
          2002                    101,535
      Thereafter                  327,640
                                 --------
Total notes payable              $434,629
                                 ========

     Capitalized interest was $9,024, $12,210, and $6,027 for the years ended December 31, 1997, 1996 and 1995, respectively. The weighted average interest rates on all borrowings outstanding (including the Unsecured Facilities and related cost of the facility fees) during the years ended December 31, 1997, 1996 and 1995 was 6.90%, 7.26%, and 7.04%, respectively.

     On April 28, 1997, the Company completed the loan closing related to the tax-exempt financing for the Avalon Fields apartment community. The Community Development Administration of Maryland issued $12,088 of thirty-year fixed-rate bonds at an all-in rate of 7.57%. The net cash proceeds from the loan closing of approximately $11,565 were used to retire indebtedness under the Company's Unsecured Facilities.

     On October 8, 1997, the Company obtained an interest rate protection agreement for a notional amount of $75,000, which terminated on December 11, 1997. The Company realized a loss of $1,764 related to this interest rate protection that will be amortized as additional interest expense over the term of the $110,000 unsecured senior notes offering completed on December 16, 1997.

     On October 30, 1997, the Company completed a refinancing of approximately $44,000 of tax-exempt bonds related to the Avalon Ridge and Avalon Lea communities. These bonds bear a variable interest rate, will mature on June 15, 2026 and are credit enhanced by the Company's credit enhancement facility with the Federal National Mortgage Association. In connection with this refinancing, the Company purchased an interest rate ceiling agreement for $101 from Morgan Guaranty Trust Company of New York. This agreement terminates on October 31, 2002 and serves to limit the interest rate to no higher than 6.9% per annum. This agreement had an estimated unrealized loss of $62 based on prevailing interest rates at December 31, 1997.

     On December 16, 1997, the Company completed a $110,000 offering of unsecured senior notes. The notes bear an interest rate at 6.875% payable semi-annually on June 15 and December 15 and will mature on December 15, 2007. The notes were sold at a price of 99.821% of par value to yield 6.9% to maturity or a 110 basis point spread over the 10-year U.S. Treasury Note rate. The net proceeds were used to repay amounts outstanding under the Company's Unsecured Facilities.

8.   Investments in Unconsolidated Joint Ventures

     At December 31, 1997, investments in joint ventures consisted of a 50% general partnership interest in Falkland Partners, a 49% equity interest in Avalon Run, an 86.5% effective equity interest in Town Close Associates (the New Canaan development right) and 50% general partnership interest in Avalon Grove. At December 31, 1996, investments in joint ventures included a 50% general partnership interest in Falkland Partners, a 49% equity interest in Avalon Run, an 86.5% effective equity interest in Town Close Associates and 100% of the operating income from the Avalon Grove joint venture. The following is a combined summary of the financial position of these joint ventures for the years presented:

                                                                             Unaudited
                                                                  -------------------------------------
                                                                      12-31-97             12-31-96
                                                                  ----------------      ---------------
Assets:
Real estate, net                                                       $  97,964             $ 92,835
Other assets                                                              10,790                5,029
                                                                       ---------             --------
   Total assets                                                        $ 108,754             $ 97,864
                                                                       =========             ========
Liabilities and partners' equity:
Mortgage notes payable                                                 $  26,000             $ 26,000
Other liabilities                                                          4,164                3,786
Partners' equity                                                          78,590               68,078
                                                                       ---------             --------
   Total liabilities and partners' equity                              $ 108,754             $ 97,864
                                                                       =========             ========

     The following is a combined summary of the results of operations of these joint ventures for the periods presented:

                                                                        Year ended
                                                     ---------------------------------------------------
                                                        12-31-97           12-31-96         12-31-95
                                                     ----------------   ---------------   --------------
Summary of operations:
  Rental income                                           $16,497           $10,238          $ 9,004
  Other income                                                 44                58               67
  Operating expenses                                       (5,020)           (4,238)          (3,610)
  Mortgage interest expense                                  (893)             (849)          (1,027)
  Depreciation and amortization                            (1,869)           (1,779)          (1,706)
                                                          -------           -------          -------

    Net income                                            $ 8,759           $ 3,430          $ 2,728
                                                          ========          ========         =======

     In 1997, the Company completed the construction of Avalon Grove, a community which was subject to an agreement to form a joint venture with The Prudential Insurance Company of America ("Prudential"). The agreement provided for the admission of Prudential to the Company's single purpose entity owning a fee simple interest in the community. On December 8, 1997, Prudential exercised its right to acquire a 50% equity interest and 50% cash flow interest in this community and made an equity contribution of $37,800. The proceeds of the equity contribution were used primarily to repay amounts outstanding under the Company's Unsecured Facilities. Operating cash flow from this community, after the Company receives a management fee and after Prudential receives a preferred return on two thirds of its equity contribution, will be allocated pursuant to the cash flow interests of the Company and Prudential.

9.   Commitments and Contingencies

401(k) Savings Plan

     Eligible employees of the Company participate in a contributory employee savings plan. Under the plan, the Company may match a percentage of contributions made by eligible employees, such percentage to apply to a maximum of 4% of their annual salary. The Company's contribution under this plan for 1997, 1996 and 1995 were $381, $322 and $223, respectively.

Employment Agreements

     The Company entered into employment agreements with five executives that will expire on December 31, 1999 and will automatically be renewed for successive one-year terms, unless otherwise terminated. Each employment agreement provides for annual minimum base salary increases based on increases in the

Consumer Price Index, plus additional compensation as a discretionary bonus as determined by the Compensation Committee of the Board of Directors.



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

10.  Value of Financial Instruments

Cash Equivalents and Cash in Escrow

     The Company estimates that the fair value approximates carrying value due to the relatively short maturity of these instruments.

Notes Payable, Loans Payable, Tax-Exempt Bonds and Unsecured Credit Facilities

     The Company determines the fair value based on an analysis of discounted future cash flows at a discount rate that approximates the Company's effective current borrowing rate for instruments of comparable maturities. Based on this analysis, the Company has determined that the fair value of these instruments approximates carrying value.

11.  Stock-Based Compensation Plans

     The Company has adopted the 1995 Equity Incentive Plan (the "Plan"), as amended and restated. Plan participants include officers of the Company, key employees, non-employee directors, as well as other non-executive personnel of the Company. The Plan authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, (ii) the grant of stock options that do not so qualify, (iii) grants of shares of restricted and unrestricted Common Stock contingent upon the attainment of performance goals or subject to other restrictions, (iv) grants of shares of unrestricted Common Stock in lieu of cash compensation and (v) dividend equivalent rights.

     Under the Plan, a maximum of 3,315,054 shares of Common Stock may be issued, plus any shares of Common Stock represented by awards under the Company's 1993 Stock Option and Incentive Plan (the"1993 Plan") that are forfeited, canceled, reacquired by the Company, satisfied without the issuance of Common Stock or otherwise terminated (other than by exercise). Options granted to officers, non-employee directors and employees under the Plan generally vest ratably over a three-year term, expire ten years from the date of grant and may be exercised at the market price on the date of grant. Information with respect to stock options granted under the Plan and the 1993 Plan is as follows:

                                                                                                               Weighted
                                                                                                                Average
                                                                                                            Exercise Price
                                                                                   Shares                      Per Share
                                                                            ---------------------       ------------------------
Options outstanding, December 31, 1994                                           1,069,750                           $ 20.522
         Exercised                                                                 (15,000)                            20.500
         Granted                                                                   137,150                             20.726
         Forfeited                                                                (163,750)                            20.511
                                                                                 ---------                           --------
Options outstanding, December 31, 1995                                           1,028,150                           $ 20.551
         Exercised                                                                 (36,413)                            20.630
         Granted                                                                   106,800                             22.409
         Forfeited                                                                 (43,536)                            20.636
                                                                                 ---------                           --------
Options outstanding, December 31, 1996                                           1,055,001                           $ 20.733
         Exercised                                                                 (45,313)                            20.612
         Granted                                                                 1,211,000                             29.213
         Forfeited                                                                  (3,653)                            22.197
                                                                                 ---------                           --------
Options outstanding, December 31, 1997                                           2,217,035                           $ 25.365
                                                                                 =========                           ========

Options exercisable:

         December 31, 1995                                                         604,667                           $ 20.031
                                                                                 =========                           ========
         December 31, 1996                                                         908,345                           $ 20.525
                                                                                 =========                           ========
         December 31, 1997                                                         939,767                           $ 20.619
                                                                                 =========                           ========

     Options to purchase 730,486, 711,223 and 924,350 shares of common stock were available for grant under the Plan at December 31, 1997, 1996 and 1995, respectively.

     The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for the options described above. Had compensation expense for these options been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been reduced to the following pro forma amounts:

                                                                                Pro Forma
                                                                  ----------------------------------------
                                                                     Year ended            Year ended
                                                                      12-31-97              12-31-96
                                                                  ------------------   -------------------
Income before extraordinary items                                     $ 65,505              $ 53,861
                                                                      ========              ========
Net income                                                            $ 64,322              $ 51,505
                                                                      ========              ========
Income before extraordinary items per common share - basic            $   1.25              $   1.41
                                                                      ========              ========
Income before extraordinary items per common share - diluted          $   1.24              $   1.41
                                                                      ========              ========
Net income per share - basic                                          $   1.21              $   1.34
                                                                      ========              ========
Net income per share - diluted                                        $   1.20              $   1.33
                                                                      ========              ========

     The fair value for the Company's stock options granted subsequent to December 31, 1995 was estimated at the time the options were granted using the Binomial option pricing model with the following assumptions for 1997 and 1996, respectively: risk-free interest rates ranging from 5.8% to 6.7% and 5.7% to 6.9%, dividend yields ranging from 5.0% to 5.5% and 5.7% to 7.0%, volatility factors of the expected market price of the Company's Common Stock of .142 and
 .176; and a weighted-average expected life of the options of 8 years. As of December 31, 1997, the weighted average remaining contractual life of all options outstanding was 8.2 years.

12.  Extraordinary Items

     In March 1997, the unamortized deferred financing costs associated with the early retirement of the Company's previous $165,000 unsecured credit facility totaling approximately $1,183 were written off.

     In August 1996, the Company recorded a non-recurring charge of $2,356 to earnings for the recorded value of the unamortized deferred financing costs associated with the refinancing of tax-exempt bonds in conjunction with the completion of the new credit enhancement facility with the Federal National Mortgage Association.

     In 1995, the unamortized deferred financing costs associated with the retirement of the secured revolving credit facility totaling $1,158 were written off.

13.  Quarterly Financial Information (Unaudited)

     The following summary represents the quarterly results of operations for the years ended December 31, 1997 and 1996:

                                                                                          Three months ended
                                                                   -----------------------------------------------------------
1997                                                                   March 31     June 30     September 30     December 31
----                                                               -------------  -----------  ---------------  --------------
Total revenue                                                           $37,527      $40,772         $ 44,583        $ 48,222
Income before extraordinary items                                       $14,296      $15,859         $ 17,823        $ 18,121
Net income available to common stockholders                             $ 8,199      $10,945         $ 12,909        $ 13,207
Income before extraordinary items per common share - basic              $ 0.280      $ 0.306         $  0.336        $  0.336
Income before extraordinary items per common share - diluted            $ 0.278      $ 0.304         $  0.334        $  0.335
Net income per common share - basic                                     $ 0.245      $ 0.306         $  0.336        $  0.336
Net income per common share - diluted                                   $ 0.243      $ 0.304         $  0.334        $  0.335

                                                                                            Three months ended
                                                                   -----------------------------------------------------------
1996                                                                   March 31     June 30     September 30     December 31
----                                                               -------------  -----------  ---------------  --------------
Total revenue                                                           $28,108      $29,831         $ 32,811        $ 34,463
Income before extraordinary items                                       $ 9,542      $11,495         $ 11,622        $ 13,498
Net income available to common stockholders                             $ 8,456      $ 8,979         $  6,798        $ 16,996
Income before extraordinary items per common share - basic              $ 0.280      $ 0.292         $  0.298        $  0.554
Income before extraordinary items per common share - diluted            $ 0.280      $ 0.292         $  0.297        $  0.538
Net income per common share - basic                                     $ 0.280      $ 0.292         $  0.221        $  0.544
Net income per common share - diluted                                   $ 0.280      $ 0.292         $  0.221        $  0.538

     The sum of the quarterly net income per common share, basic and diluted, for 1997 and 1996 are not equal to the full year amounts primarily because the computations for each quarter and the full year are made independently.

14.  Subsequent Events

     On January 7, 1998, the Company purchased two apartment communities located in the Minneapolis metropolitan area. Carriage Green, a 246 apartment home community located in Eagan, Minnesota, and Summer Place, a 160 apartment home community located in Plymouth, Minnesota, were acquired for $27,625.

     On January 9, 1998, the Company purchased a 5-story office building located in Alexandria, Virginia for approximately $6,600. The Company has relocated its Mid-Atlantic regional office to this location and it occupies half of the 60,000 net rentable square feet of this office building. The remaining 30,000 square feet is rented to unrelated third party tenants at market rents.

     On January 15, 1998, the Company announced that it entered into a letter of intent with Prudential to purchase the residential component of the Prudential Center in Boston Massachusetts. This property contains approximately 779 apartment homes and related underground parking. Negotiations are in a preliminary state, and there can be no assurance that these negotiations will be successful.

     On January 22, 1998, the Company completed a $100,000 offering of unsecured senior notes. The notes bear an interest rate at 6.625% payable semi-annually on January 15 and July 15 and will mature on January 15, 2005. The notes were sold at a price of 99.976% of par value to yield 6.629% to maturity or a 111 basis point spread over the 7-year U.S. Treasury Note rate. The net proceeds of approximately $99,400 were used to repay amounts outstanding under the Company's Unsecured Facilities.

     On January 27, 1998, the Company completed the sale of 923,856 shares of Common Stock to Prudential, under its existing shelf registration at a net purchase price of $29.09 per share. The net proceeds of approximately $26,872 were used to retire indebtedness under the Company's Unsecured Facilities.

     On February 26, 1998, the Company purchased a 7.4 acre tract of land in Danbury, Connecticut for $2,100. A new 268 apartment community, Avalon Valley, will commence construction in the second quarter of 1998.

     On February 27, 1998, the Company purchased a 32 acre tract of land in Danbury, Connecticut for $3,271. Construction of a new 135 apartment community, Avalon Lake, commenced in the first quarter of 1998.

     On March 8, 1998, the Company announced that it is has entered into a definitive agreement to acquire selected assets on a presale basis from Trammell Crow Residential - Pacific Northwest (TCR-NW). The presale acquisitions are expected to be completed during the next 24 to 36 months. The acquisitions include seven communities in the Seattle, Washington market and one community in the Portland, Oregon market for a total investment by the Company of up to $279,000. Together, these eight communities contain 2,411 apartment homes. The Company will manage these communities after acquiring ownership.

     On March 8, 1998, the Company announced that it has entered into a definitive strategic merger agreement with Bay Apartment Communities, Inc. ("Bay"), pursuant to which the Company will be merged into Bay, the surviving entity (the "Merger"). Under the terms of the agreement, each outstanding common share of the Company will be exchanged for 0.7683 shares of common stock of Bay. The Merger will be structured as a purchase of the Company by Bay for accounting purposes. The Merger is expected to close in June 1998 and is subject to the approval of both companies' shareholders and other customary regulatory conditions and there can be no assurance that the Merger will be consummated, that the required conditions to closing will be met, or that the Merger will be terminated. The surviving company, to be named Avalon Bay Communities, Inc. (the "New Company"), will own 140 apartment communities containing 40,506 apartment homes in 29 markets in 15 states and the District of Columbia.

     On March 25, 1998, the Company purchased a 22.5 acre tract of land in Wilmington, Massachusetts for $1,500. Construction of a new 204 apartment community, Avalon Oaks, will commence in the second quarter of 1998.

    In connection with an agreement executed by the Company in March 1998 which provides for the buyout of certain partners in DownREIT V Limited Partnership, the Company granted such partners, or their respective affiliates, the option to purchase two communities owned by the Company and located in Michigan for an aggregate purchase price of approximately $43,900. The purchase option expired on July 20, 1998.

SCHEDULE III

                            AVALON PROPERTIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)



                                       INITIAL COST
                                 -------------------------
                                                                   COSTS
                                                               SUBSEQUENT
                                               BUILDING &   TO ACQUISITION/
                                    LAND      IMPROVEMENTS    CONSTRUCTION      LAND
                                 -----------  ------------  ---------------   --------
Current Communities
4100 Massachusetts Avenue       $   6,848     $   27,609       $    474    $    6,848
AutumnWoods                         6,096         24,379            156         6,096
Avalon Arbor                        5,133         20,958          2,370         5,133
Avalon at Ballston                  7,291         29,166            436         7,291
Avalon at Boulders                  3,207         12,831             49         3,207
Avalon at Carter Lake               2,280          9,128            152         2,280
Avalon at Decoverly                 6,157         24,791            203         6,157
Avalon at Dulles                    2,302          9,207            197         2,302
Avalon at Fairway Hills I           1,847          7,386            221         1,847
Avalon at Fairway Hills II          6,765         27,046            113         6,765
Avalon at Gayton                    2,907          6,626            412         2,907
Avalon at Hampton I                   727          2,908            129           727
Avalon at Hampton II                1,601          6,461            167         1,601
Avalon at Lake Arbor                2,354          9,541             55         2,354
Avalon at Lexington                 2,124         12,061            140         2,124
Avalon at Park Center               7,293         29,400            965         7,293
Avalon at Symphony Glen             1,594          6,377            195         1,594
Avalon Birches                      2,678         10,735             48         2,678
Avalon Chase                        4,718         18,897             46         4,718
Avalon Commons                      4,658         17,603          9,471         4,658
Avalon Court                        3,083          5,048          9,100         3,083
Avalon Cove                         8,760         78,531          3,000         8,760
Avalon Crescent                    13,851         34,753          8,021        13,851
Avalon Crossing                     2,207         11,188            383         2,207
Avalon Fields                       2,608         11,654             36         2,608
Avalon Gates                        4,414         28,343          2,612         4,414
Avalon Glen                         5,956         23,935            353         5,956
Avalon Green                        1,820         10,156            463         1,820
Avalon Knoll                        1,528          6,113            426         1,528
Avalon Landing                      1,849          7,404             50         1,849
Avalon Lea                          3,193         12,773            164         3,193
Avalon Park                         3,903         15,611            434         3,903
Avalon Pavilions                   11,256         45,023            414        11,256
Avalon Pines                        1,714          6,864             81         1,714
Avalon Pointe                       1,537          6,175            129         1,537
Avalon Ridge                        4,939         19,755            575         4,939
Avalon Run East                     1,579         14,423            231         1,579
Avalon Springs                      2,116         12,042          1,617         2,116
Avalon Station                      1,719         10,086            196         1,719
Avalon Summit                       1,743         14,451             95         1,743
Avalon Towers                       3,118         12,702            123         3,118
Avalon View                         3,529         14,114            169         3,529
Avalon Walk I                       6,877         27,502            208         6,877
Avalon Walk II                      2,225         21,222            293         2,225
Avalon Watch                        5,585         22,339            499         5,585
Avalon West                           944          9,680            186           944
Avalon Woods                        1,490          6,610            219         1,490
Longwood Towers                     4,219         13,240             70         4,219
                                ---------     ----------       --------    ----------
                                  186,342        814,847         46,146       186,342
                                ---------     ----------       --------    ----------


                                           TOTAL COST
                                 ----------------------------
                                    BUILDING/
                                  CONSTRUCTION                              TOTAL COST, NET                      YEAR OF
                                 IN PROGRESS &                ACCUMULATED   OF ACCUMULATED                     COMPLETION/
                                  IMPROVEMENTS     TOTAL     DEPRECIATION     DEPRECIATION    ENCUMBRANCES     ACQUISITION
                                 --------------  ----------  ------------   ---------------   -------------   ---------------
Current Communities
4100 Massachusetts Avenue         $   28,083    $   34,931       $ 2,793      $     32,138     $        --        1994
AutumnWoods                           24,535        30,631           725            29,906              --        1996
Avalon Arbor                          23,328        28,461         4,092            24,369              --        1993 **
Avalon at Ballston                    29,602        36,893         3,371            33,522              --        1993 **
Avalon at Boulders                    12,880        16,087           470            15,617              --        1996
Avalon at Carter Lake                  9,280        11,560           864            10,696              --        1994
Avalon at Decoverly                   24,994        31,151         1,678            29,473              --        1995
Avalon at Dulles                       9,404        11,706         1,152            10,554          12,360        1993 **
Avalon at Fairway Hills I              7,607         9,454           941             8,513          11,500        1993 **
Avalon at Fairway Hills II            27,159        33,924         1,111            32,813              --        1996
Avalon at Gayton                       7,038         9,945         1,034             8,911              --        1993 **
Avalon at Hampton I                    3,037         3,764           459             3,305           8,060        1993 **
Avalon at Hampton II                   6,628         8,229           863             7,366          11,550        1993 **
Avalon at Lake Arbor                   9,596        11,950           668            11,282              --        1995
Avalon at Lexington                   12,201        14,325         1,341            12,984          15,071        1994
Avalon at Park Center                 30,365        37,658         3,245            34,413              --        1994
Avalon at Symphony Glen                6,572         8,166           820             7,346           9,780        1993 **
Avalon Birches                        10,783        13,461           857            12,604              --        1995
Avalon Chase                          18,943        23,661         1,035            22,626              --        1996
Avalon Commons                        27,074        31,732           342            31,390              --        1997
Avalon Court                          14,148        17,231           109            17,122              --        1997
Avalon Cove                           81,531        90,291         2,600            87,691              --        1997
Avalon Crescent                       42,774        56,625           810            55,815              --        1997
Avalon Crossing                       11,571        13,778           414            13,364              --        1996
Avalon Fields                         11,690        14,298           763            13,535          12,019        1996
Avalon Gates                          30,955        35,369           671            34,698              --        1997
Avalon Glen                           24,288        30,244         2,613            27,631              --        1993**/95
Avalon Green                          10,619        12,439           818            11,621              --        1995
Avalon Knoll                           6,539         8,067           942             7,125          13,917        1993 **
Avalon Landing                         7,454         9,303           613             8,690           6,892        1995
Avalon Lea                            12,937        16,130         1,575            14,555          16,835        1993 **
Avalon Park                           16,045        19,948         1,963            17,985              --        1993 **
Avalon Pavilions                      45,437        56,693         5,397            51,296              --        1993 **
Avalon Pines                           6,945         8,659           324             8,335           5,433        1996
Avalon Pointe                          6,304         7,841           561             7,280           6,387        1994
Avalon Ridge                          20,330        25,269         2,460            22,809          26,815        1993 **
Avalon Run East                       14,654        16,233           575            15,658              --        1996
Avalon Springs                        13,659        15,775           408            15,367              --        1997
Avalon Station                        10,282        12,001           727            11,274              --        1994
Avalon Summit                         14,546        16,289           774            15,515              --        1996
Avalon Towers                         12,825        15,943           774            15,169              --        1995
Avalon View                           14,283        17,812         1,734            16,078          19,315        1993 **
Avalon Walk I                         27,710        34,587         3,176            31,411              --        1993 **
Avalon Walk II                        21,515        23,740         1,909            21,831          12,964        1994
Avalon Watch                          22,838        28,423         2,813            25,610               -        1993 **
Avalon West                            9,866        10,810           473            10,337           8,731        1996
Avalon Woods                           6,829         8,319           826             7,493              --        1994
Longwood Towers                       13,310        17,529         1,747            15,782              --        1993
                                  ----------    ----------       -------      ------------     -----------
                                     860,993     1,047,335        66,430           980,905         197,629
                                  ----------    ----------       -------      ------------     -----------

                            AVALON PROPERTIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)


                                       INITIAL COST
                                 --------------------------
                                                                    COSTS
                                                                SUBSEQUENT
                                               BUILDING &    TO ACQUISITION/
                                    LAND      IMPROVEMENTS     CONSTRUCTION      LAND
                                 -----------  ------------   ---------------   --------
Acquisitions
Aspen Meadows                         2,487         9,948               --        2,487
Avalon at Ballston -
  Vermont/Quincy                      9,340        37,382               --        9,340
Avalon at Center Place                   --        26,424               --           --
Avalon at Danada Farms                7,514        30,057               --        7,514
Avalon at Geist                       2,416         9,664               --        2,416
Avalon at Montgomery                  3,031        12,122               --        3,031
Avalon at Providence Park             2,152         8,914               --        2,152
Avalon at Stratford Green             4,314        17,258               --        4,314
Avalon at Willow Lake                 2,989        11,955               --        2,989
Avalon Devonshire                     7,229        28,914               --        7,229
Avalon Heights                        3,062        12,246               --        3,062
Village Park of Troy                  6,258        25,032               --        6,258
Village Park of Westmont              5,149        20,594              --         5,149
                                  ---------   -----------         --------    ---------
                                     55,941       250,510              --        55,941
                                  ---------   -----------         --------    ---------
Development Communities*
Avalon at Cameron Court                  --        25,108               --           --
Avalon at Fair Lakes                  1,147        16,347               --        1,147
Avalon at Faxon Park                    179        10,601               --          179
Avalon Bronxville                        --         3,767               --           --
Avalon Cove South                        --         5,685               --           --
Avalon Crest                             --        14,678               --           --
Avalon Fields II                         --         2,997               --           --
Avalon Gardens                        4,004        41,976               --        4,004
Avalon Willow                            --        12,714               --           --
Issaquah ***                             --         8,664               --           --
Kaiser ***                               --         6,895               --           --
                                  ---------   -----------         --------    ---------
                                      5,330       149,432              --         5,330
                                  ---------   -----------         --------    ---------
Major Renovations/Improvements

Longwood Towers                          --            --           19,848           --

Corporate                                --           227            6,363           --
                                  ---------   -----------         --------    ---------

                                  $ 247,613   $ 1,215,016         $ 72,357    $ 247,613
                                  =========   ===========         ========    =========


                                           TOTAL COST
                                 ----------------------------
                                    BUILDING/
                                  CONSTRUCTION                              TOTAL COST, NET                      YEAR OF
                                 IN PROGRESS &                ACCUMULATED   OF ACCUMULATED                     COMPLETION/
                                  IMPROVEMENTS     TOTAL     DEPRECIATION     DEPRECIATION    ENCUMBRANCES     ACQUISITION
                                 --------------  ----------  ------------   ---------------   -------------   ---------------
Acquisitions
Aspen Meadows                           9,948        12,435            16          12,419           --              1997
Avalon at Ballston -
  Vermont/Quincy                       37,382        46,722           995          45,727           --              1997
Avalon at Center Place                 26,424        26,424           438          25,986           --              1997
Avalon at Danada Farms                 30,057        37,571            22          37,549           --              1997
Avalon at Geist                         9,664        12,080             7          12,073           --              1997
Avalon at Montgomery                   12,122        15,153            10          15,143           --              1997
Avalon at Providence Park               8,914        11,066           127          10,939           --              1997
Avalon at Stratford Green              17,258        21,572            13          21,559           --              1997
Avalon at Willow Lake                  11,955        14,944             9          14,935           --              1997
Avalon Devonshire                      28,914        36,143            22          36,121       27,305              1997
Avalon Heights                         12,246        15,308            46          15,262           --              1997
Village Park of Troy                   25,032        31,290            96          31,194           --              1997
Village Park of Westmont               20,594        25,743            57          25,686           --              1997
                                  -----------   -----------      --------     -----------    ---------
                                      250,510       306,451         1,858         304,593       27,305
                                  -----------   -----------      --------     -----------    ---------
Development Communities*
Avalon at Cameron Court                25,108        25,108            --          25,108           --
Avalon at Fair Lakes                   16,347        17,494            11          17,483           --
Avalon at Faxon Park                   10,601        10,780            --          10,780           --
Avalon Bronxville                       3,767         3,767            --           3,767           --
Avalon Cove South                       5,685         5,685            --           5,685           --
Avalon Crest                           14,678        14,678            --          14,678           --
Avalon Fields II                        2,997         2,997            --           2,997           --
Avalon Gardens                         41,976        45,980           135          45,845           --
Avalon Willow                          12,714        12,714            --          12,714           --
Issaquah ***                            8,664         8,664            --           8,664           --
Kaiser ***                              6,895         6,895            --           6,895           --
                                  -----------   -----------      --------     -----------    ---------
                                      149,432       154,762           146         154,616           --
                                  -----------   -----------      --------     -----------    ---------
Major Renovations/Improvements

Longwood Towers                        19,848        19,848            --          19,848           --              1993

Corporate                               6,590         6,590         1,498           5,092           --                --
                                  -----------   -----------      --------     -----------    ---------

                                  $ 1,287,373   $ 1,534,986      $ 69,932     $ 1,465,054    $ 224,934
                                  ===========   ===========      ========     ===========    =========

*Under construction at December 31, 1997.

**Reflects acquisition of communities from the Predecessor of the Company on November 18, 1993.

*** Presale Development Community.