Form 10-K/A
period 1997-12-31
AVALON PROPERTIES INC
filed 1998-04-07
CIK 911536

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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


                      Documents Incorporated by Reference
                      -----------------------------------
                                      None


================================================================================

Note: This amendment is filed to correct certain typographical errors contained in the Issuer's Annual Report on Form 10-K filed on March 30, 1998, and amends and restates that filing in its entirety. This amended and restated Annual Report on Form 10-K does not reflect any change in the Issuer's reported consolidated financial condition or results of operations.

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

         On March 9, 1998, the Company announced that it has entered into a definitive strategic merger agreement with Bay Apartment Communities, Inc. ("Bay"), pursuant to which the Company will be merged into Bay, the surviving entity (the "Merger"). Under the terms of the agreement, each outstanding common share of the Company will be exchanged for 0.7683 shares of common stock of Bay. The Merger will be structured as a purchase of the Company by Bay for accounting purposes. The Merger is expected to close in June 1998 and is subject to the approval of both companies' shareholders and other customary regulatory conditions and there can be no assurance that the Merger will be consummated or that the required conditions to closing will be met. The surviving company, to be named Avalon Bay Communities, Inc. (the "New Company"), will own 140 apartment communities containing 40,506 apartment homes in 29 markets in 15 states and the District of Columbia.

         On March 9, 1998, the Company announced that it has entered into a definitive agreement to acquire selected assets on a presale basis from Trammell Crow Residential - Pacific Northwest ("TCR-NW"). The presale acquisitions are expected to be completed during the next 24 to 36 months. The acquisitions include seven communities in the Seattle, Washington market and one community in the Portland, Oregon market for a total investment by the Company of up to $279 million. Together, these eight communities are expected to contain 2,411 apartment homes when completed. The Company will manage these communities after acquiring ownership. Management believes the Northwest markets of Seattle and Portland will enhance the Company's established development strategy of operating in regions and markets where significant new economic growth is expected and future multifamily housing supply is constrained. This expansion is consistent with the Company's strategy to achieve long term earnings growth by providing a high quality platform for expansion while also providing additional economic and geographic diversity.

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

       On March 9, 1998, the Company announced that it has entered into a definitive strategic merger agreement with Bay Apartment Communities, Inc. ("Bay"), pursuant to which the Company will be merged into Bay, the surviving entity (the "Merger"). Under the terms of the agreement, each outstanding common share of the Company will be exchanged for 0.7683 shares of common stock of Bay. The Merger will be structured as a purchase of the Company by Bay for accounting purposes. The Merger is expected to close in June 1998 and is subject to the approval of both companies' shareholders and other customary regulatory conditions. There can be no assurance that the Merger will be consummated, that the required conditions to closing will be met, or that the Merger will be not terminated. The surviving company, to be named Avalon Bay Communities, Inc. (the "New Company"), will own 140 apartment communities containing 40,506 apartment homes in 29 markets in 15 states and the District of Columbia, based on each company's current portfolio and assuming the scheduled completion of 16 apartment communities under development.

       On March 9, 1998, the Company announced that it has entered into a definitive agreement to acquire selected assets on a presale basis from Trammell Crow Residential - Pacific Northwest (TCR-NW). The presale acquisitions are expected to be completed during the next 24 to 36 months. The acquisitions include seven communities in the Seattle, Washington market and one community in the Portland, Oregon market for a total investment by the Company of up to $279 million. Together, these eight communities contain 2,411 apartment homes. The Company will manage these communities after acquiring ownership.

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

                               INDEX TO EXHIBITS

EXHIBIT NO.                DESCRIPTION
   3.1(i)(a)        --     Amended and Restated Articles of Incorporation of the Company (1)
   3.1(i)(b)        --     Articles Supplementary to Amended and Restated Articles of Incorporation Establishing Series A Cumulative
                           Redeemable Preferred Stock (5)
   3.1(i)(c)        --     Articles Supplementary to Amended and Restated Articles of Incorporation Establishing Series B Cumulative
                           Redeemable Preferred Stock (6)
   3.1(i)(d)        --     Rights Agreement, dated as of March 9, 1998, between Avalon Properties, Inc. And First Union National
                           Bank, including the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase
                           Preferred Shares as Exhibit C (16)
   3.1(ii)(a)       --     Amended and Restated Bylaws of the Company (2)
   3.1(ii)(b)       --     Amendment to Amended and Restated Bylaws of the Company (15)
   4.1              --     Avalon Properties, Inc. 7-3/8% Senior Notes due 2002 (3)
   4.1(a)           --     Avalon Properties, Inc. 6-7/8% Notes due 2007 (13)
   4.1(b)           --     Avalon Properties, Inc. 6-5/8% Notes due 2005 (3)
   4.2              --     Indenture dated as of September 18, 1995 (14)
   4.3              --     First Supplemental Indenture dated as of September 18, 1995 (3)
   4.4              --     Second Supplemental Indenture dated as of December 16, 1997 (13)
   4.5              --     Third Supplemental Indenture dated as of January 22, 1998 (14)
  10.1+             --     1995 Equity Incentive Plan (4)
  10.3              --     Management Registration Rights Agreement between the Company and certain
                           Management stockholders (1)
  10.6              --     Form of Indemnification Agreement (1)
  10.7              --     Swap Agreement with JP Morgan (7)
  10.12             --     Master Reimbursement Agreement with Federal National Mortgage Association
  10.13             --     Amended and Restated Revolving Credit Agreement with Fleet Bank, National Association dated as of March
                           31, 1997 (9)
  10.14             --     Amended and Restated Revolving Credit Agreement with First Union National Bank of Virginia dated as of
                           May 30, 1997 (10)
  10.15             --     Employment Agreement between the Company and Richard L. Michaux dated July 15, 1997 (11)
  10.16             --     Employment Agreement between the Company and Charles H. Berman dated July 15, 1997 (11)
  10.17             --     Employment Agreement between the Company and Bryce Blair dated August 4, 1997 (17)
  10.18             --     Employment Agreement between the Company and Robert H. Slater dated July 17, 1997 (17)
  10.19             --     Employment Agreement between the Company and Thomas J. Sargeant dated August 4, 1997 (17)
  10.20             --     Contribution and Exchange Agreement Dated November 7, 1997 (12)
  12.1              --     Calculation of Ratios of Earnings to Fixed Charges (8)
  12.2              --     Calculation of Ratios of Earnings to Combined Fixed Charges (8)
  21.1              --     Schedule of Subsidiaries of the Company
  23.1              --     Consent of Coopers & Lybrand L.L.P. (17)
  27.1              --     Financial Data Schedule (17)
  99.1              --     Merger Agreement, dated as of March 9, 1998, by and between Avalon Properties,
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

(13) Incorporated by reference from the Company's Current Report on Form 8-K filed on December 22, 1997.

(14) Incorporated by reference from the Company's Current Report on Form 8-K filed on January 26, 1998.

(15) Incorporated by reference from the Company's Current Report on Form 8-K filed on March 10, 1998.

(16) Incorporated by reference from the Company's Amended Current Report on Form 8-K/A, dated March 12, 1998.

(17) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed on March 30, 1998.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  AVALON PROPERTIES, INC.

Date:   April 6, 1998             By       /s/ RICHARD L. MICHAUX
                                      ---------------------------
                                  Richard L. Michaux, Chairman of the Board
                                  Chief Executive Officer and Director
                                  (Principal Executive Officer)


Date:   April 6, 1998             By       /s/ CHARLES H. BERMAN
                                      --------------------------
                                  Charles H. Berman, President,
                                  Chief Operating Officer and Director


Date:   April 6, 1998             By       /s/ THOMAS J. SARGEANT
                                      ---------------------------
                                  Thomas J. Sargeant, Chief Financial Officer,
                                  Treasurer and Secretary
                                  (Principal Financial and Accounting Officer)

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

     On March 9, 1998, the Company announced that it has entered into a definitive agreement to acquire selected assets on a presale basis from Trammell Crow Residential - Pacific Northwest (TCR-NW). The presale acquisitions are expected to be completed during the next 24 to 36 months. The acquisitions include seven communities in the Seattle, Washington market and one community in the Portland, Oregon market for a total investment by the Company of up to $279,000. Together, these eight communities contain 2,411 apartment homes. The Company will manage these communities after acquiring ownership.

     On March 9, 1998, the Company announced that it has entered into a definitive strategic merger agreement with Bay Apartment Communities, Inc. ("Bay"), pursuant to which the Company will be merged into Bay, the surviving entity (the "Merger"). Under the terms of the agreement, each outstanding common share of the Company will be exchanged for 0.7683 shares of common stock of Bay. The Merger will be structured as a purchase of the Company by Bay for accounting purposes. The Merger is expected to close in June 1998 and is subject to the approval of both companies' shareholders and other customary regulatory conditions and there can be no assurance that the Merger will be consummated, that the required conditions to closing will be met, or that the Merger will be terminated. The surviving company, to be named Avalon Bay Communities, Inc. (the "New Company"), will own 140 apartment communities containing 40,506 apartment homes in 29 markets in 15 states and the District of Columbia.

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