Form 10-Q
period 1998-03-31
AVALON PROPERTIES INC
filed 1998-05-15
CIK 911536

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

                  For the quarterly period ended March 31, 1998

                         Commission file number 1-12452

                             AVALON PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)
                                   ----------

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

                43,144,853 shares outstanding as of May 11, 1998.

================================================================================

                             AVALON PROPERTIES, INC.



                                      INDEX

PART I     FINANCIAL INFORMATION

Item 1     Financial Statements                                                                Page

           Condensed Consolidated Balance Sheets as of March 31, 1998
           and December 31, 1997................................................................1

           Condensed Consolidated Statements of Operations for the three months ended March 31, 1998 and 1997........................................................2

           Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997........................................................3

           Notes to Condensed Consolidated Financial Statements.................................4

Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations............................................................9

PART II    OTHER INFORMATION

Item 1     Legal Proceedings...................................................................25

Item 2     Changes in Securities...............................................................25

Item 3     Defaults upon Senior Securities.....................................................25

Item 4     Submission of Matters to a Vote of Stockholders.....................................25

Item 5     Other Information...................................................................25

Item 6     Exhibits and Reports on Form 8-K....................................................25

           Signatures..........................................................................26

Part I  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            AVALON PROPERTIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                 (Dollars in thousands, except per share data

ASSETS                                                                                03/31/98               12/31/97
                                                                                    ------------           ------------
Real estate
   Land                                                                             $    261,150         $    247,613
   Buildings and improvements                                                          1,190,347            1,120,505
   Furniture, fixtures and equipment                                                      43,090               39,830
                                                                                       ---------            ---------
                                                                                       1,494,587            1,407,948
      Less:  accumulated depreciation                                                    (78,994)             (69,932)
                                                                                       ---------            ---------
   Net operating real estate                                                           1,415,593            1,338,016
   Construction in progress (including land)                                             127,927              127,038
                                                                                       ---------            ---------
            TOTAL REAL ESTATE, NET                                                     1,543,520            1,465,054

Cash and cash equivalents                                                           $      3,497         $      6,722
Cash in escrow                                                                             3,083                4,109
Resident security deposits                                                                 8,448                7,812
Investments in unconsolidated joint ventures                                              18,052               18,315
Deferred financing costs, net                                                              9,891               10,022
Deferred development costs                                                                 8,218                7,207
Prepaid expenses and other assets                                                         16,404               10,462
                                                                                       ---------            ---------
            TOTAL ASSETS                                                            $  1,611,113         $  1,529,703
                                                                                       =========            =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Unsecured Facilities                                                                $     24,000         $     71,500
Unsecured senior notes, net of unamortized discount                                      309,683              209,695
Notes payable                                                                            224,653              224,934
Payables for construction                                                                 13,624               16,311
Accrued expenses and other liabilities                                                    18,561               15,466
Accrued interest payable                                                                   4,974                3,041
Resident security deposits                                                                10,235                9,589
                                                                                        --------             --------
            TOTAL LIABILITIES                                                            605,730              550,536
                                                                                        --------             --------
Minority interest of unitholders in consolidated operating partnerships                   16,167               18,157

Stockholders' equity

   Preferred Stock, $.01 par value; 20,000,000 shares authorized;
      4,455,000 shares of 9% Series A Cumulative Redeemable Preferred Stock
        issued and outstanding (aggregate liquidation preference of $111,375)                 45                   45
      4,300,000 shares of 8.96% Series B Cumulative Redeemable Preferred Stock
        issued and outstanding (aggregate liquidation preference of $107,500)                 43                   43

   Common Stock, $.01 par value; 80,000,000 shares authorized;
       43,140,225 and 41, 975,240 shares issued and outstanding
       at March 31, 1998 and December 31, 1997, respectively                                 431                  420
   Additional paid-in capital                                                          1,021,302              987,540
   Deferred compensation                                                                  (5,967)              (3,265)
   Dividends in excess of accumulated earnings                                           (26,638)             (23,773)
                                                                                       ---------            ---------
            STOCKHOLDERS' EQUITY                                                         989,216              961,010
                                                                                       ---------            ---------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  1,611,113          $ 1,529,703
                                                                                       =========            =========

     See accompanying notes to condensed consolidated financial statements.

                         AVALON PROPERTIES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
               (Dollars in thousands, except per share data)

                                                                                         Three months ended
                                                                                         --------------------
                                                                                         3-31-98      3-31-97
                                                                                         -------      -------
Revenue:
   Rental income                                                                       $  55,941    $  37,152
   Management fees                                                                           375          255
   Other income                                                                              136          120
                                                                                         -------      -------
            Total revenue                                                                 56,452       37,527
                                                                                         -------      -------

Expenses:
   Operating expenses                                                                     20,894       13,532
   Interest expense                                                                        6,540        3,717
   Depreciation and amortization                                                           9,285        6,481
   General and administrative expenses                                                     1,400          912
                                                                                         -------      -------
            Total expenses                                                                38,119       24,642
                                                                                         -------      -------

Equity in income of unconsolidated joint ventures                                            651        1,042
Interest income                                                                              296          275
Minority interest                                                                           (411)          94
                                                                                         -------      -------
Income before extraordinary item                                                          18,869       14,296
Extraordinary item                                                                            --       (1,183)
                                                                                         -------      -------
Net income                                                                                18,869       13,113
Dividends attributable to preferred stock                                                 (4,914)      (4,914)
                                                                                         -------      -------
Net income available to common stockholders                                            $  13,955    $   8,199
                                                                                         =======      =======


Per common share:
   Income before extraordinary item - basic                                            $    0.33    $    0.28
                                                                                         =======      =======
   Income before extraordinary item - diluted                                          $    0.33    $    0.28
                                                                                         =======      =======
   Net income - basic                                                                  $    0.33    $    0.24
                                                                                         =======      =======
   Net income - diluted                                                                $    0.33    $    0.24
                                                                                         =======      =======

See accompanying notes to condensed consolidated financial statements.

                            AVALON PROPERTIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                             (Dollars in thousands)

                                                                                           Three months ended
                                                                                        ----------------------------
                                                                                         3-31-98              3-31-97
                                                                                         -------              -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                         $  18,869            $  13,113
    Adjustments to reconcile net income to
        cash provided by operating activities:
                Depreciation and amortization                                              9,285                6,481
                Equity in income of unconsolidated joint ventures                            695                  (17)
                Amortization of deferred compensation                                        371                  248
                Income allocated to Minority Interest                                        417                   --
                Extraordinary item                                                            --                1,183
                Decrease in cash in escrow, net                                            1,036                  386
                Increase in prepaid expenses
                      and other assets                                                    (6,953)              (1,763)
                Increase in accrued expenses, other liabilities
                     and accrued interest payable                                          5,731                2,882
                                                                                         -------              -------
                     Total adjustments                                                    10,582                9,400
                                                                                         -------              -------
                     Net cash provided by operating activities                            29,451               22,513
                                                                                         -------              -------
CASH FLOWS USED IN INVESTING ACTIVITIES:
    Investments in unconsolidated joint ventures                                            (432)                (167)
    Decrease in construction payables                                                     (2,687)              (1,491)
    Purchase and development of real estate                                              (87,238)             (90,775)
                                                                                         -------              -------
                     Net cash used in investing activities                               (90,357)             (92,433)
                                                                                         -------              -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock, net                                                         29,764                  269
    Dividends paid                                                                       (21,734)             (17,652)
    Borrowings under notes payable                                                        99,976                   --
    Repayments of notes payable                                                             (281)                (321)
    Borrowings under Unsecured Facilities                                                 59,000               83,000
    Repayments of Unsecured Facilities                                                  (106,500)              (6,500)
    Redemption of OP Units                                                                (1,990)                  --
    Distributions to minority partners                                                      (417)                  --
    Payments of deferred financing costs                                                    (137)                 (81)
                                                                                         -------              -------
                     Net cash provided by financing activities                            57,681               58,715
                                                                                         -------              -------
                     Net decrease in cash                                                 (3,225)             (11,205)
Cash and cash equivalents, beginning of period                                             6,722               14,241
                                                                                         -------              -------

Cash and cash equivalents, end of period                                                $  3,497             $  3,036
                                                                                         =======              =======

Cash paid during period for interest, net of amount capitalized                         $  4,189             $  4,858
                                                                                         =======              =======

      See accompanying notes to condensed consolidated financial statements.

                            AVALON PROPERTIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                 (Dollars in thousands, except per share data)

1.    Organization of the Company and Recent Acquisitions

            Avalon Properties, Inc. (the "Company") is a self-administered and self-managed Real Estate Investment Trust ("REIT"), as defined under the Internal Revenue Code of 1986 (as amended), and was incorporated under the General Corporation Law of Maryland on August 24, 1993. The Company is engaged principally in the development, construction, acquisition and operation of residential apartment communities in the high barrier-to-entry markets of the United States. Additionally, the Company provides management services for communities owned by unrelated parties.

            During the three months ended March 31, 1998, the Company purchased two apartment communities containing a total of 406 apartment homes for an aggregate contract purchase price of approximately $27,625.

            During the three months ended March 31, 1998, the Company purchased three tracts of land containing a total of 71.6 acres from unrelated third parties for an aggregate purchase price of approximately $6,871.

            On January 9, 1998, the Company purchased a 5-story office building located in Alexandria, Virginia for approximately $6,600. The Company has relocated its Mid-Atlantic regional office to this location and it occupies half of the 60,000 net rentable square feet of this office building. The remaining 30,000 square feet is rented to unrelated third party tenants at market rents.

            On January 15, 1998, the Company entered into a letter of intent with Prudential to purchase the residential component of the Prudential Center in Boston Massachusetts. This property contains approximately 779 apartment homes and related underground parking. Negotiations are ongoing and there can be no assurance that these negotiations will be successful.

            On March 9, 1998, the Company entered into a definitive merger agreement with Bay Apartment Communities, Inc. ("Bay"), pursuant to which the Company will be merged into Bay, with Bay as the surviving entity (the "Merger"). Under the terms of the agreement, each outstanding common share of the Company will be exchanged for 0.7683 shares of common stock of Bay. The holders of the Company's preferred stock will receive one share of comparable Bay preferred stock for each share of comparable stock they own. The Merger will be accounted for as a purchase of the Company by Bay. The Merger is expected to close in June 1998 and is subject to the approval of both companies' shareholders and other customary regulatory conditions and there can be no assurance that the Merger will be consummated and that the required conditions to closing will be met. The surviving company, to be renamed Avalon Bay Communities, Inc., will (on a pro forma basis as of April 20, 1998) own 141 apartment communities containing 40,700 apartment homes (including those under construction) in 29 markets in 15 states and the District of Columbia.

            On March 9, 1998, the Company announced that it has entered into a definitive agreement to acquire selected assets on a presale basis from Trammell Crow Residential - Pacific Northwest ("TCR-NW"). The presale acquisitions are expected to be completed during the next 24 to 36 months. The acquisitions include seven communities in the Seattle, Washington market and one community in the

      Portland, Oregon market for a total investment by the Company of up to $279,000. Together, these eight communities are expected to contain 2,411 apartment homes. The Company will manage these communities after acquiring ownership.

2.    Summary of Significant Accounting Policies

      Principles of Consolidation of the Company

            The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned partnerships and subsidiaries and the operating partnerships structured as DownREITs. All significant intercompany balances and transactions have been eliminated in consolidation.

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

      Deferred Financing and Development Costs

            Deferred financing costs include fees and costs incurred to obtain debt financings and are amortized on a straight-line basis over the shorter of the term of the loan or the related credit enhancement facility, if applicable. Unamortized financing costs are written-off when debt is retired before the maturity date. Fees and other incremental costs incurred in developing new communities are capitalized as deferred development costs and are included in the cost of the community when construction commences. The accompanying condensed consolidated financial statements include a charge to expense for unrecoverable deferred development costs related to pre-development communities that may not proceed to development.

      Recently Issued Accounting Pronouncement

            On March 19, 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus opinion on issue #97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" which requires that the internal costs of identifying and acquiring an operating property should be expensed as incurred. The adoption of this issue will have no impact on the Company's financial condition or results of operations since the Company fully expenses these costs.

      Per Common Share Disclosures

            Per common share disclosures for the three months ended March 31, 1998 and 1997 are based upon the following basic and diluted weighted average number of shares of common stock outstanding:

                                                               Three months ended
                                                          --------------------------
                                                            03/31/98      03/31/97
                                                          ------------  ------------
Weighted average common shares outstanding- basic          42,618,030    33,478,709
Shares issuable from assumed conversion of:
   Common stock options                                       286,316       264,215
   Operating partnership units                                  1,133            36
                                                          ------------  ------------
Weighted average common shares outstanding- diluted        42,905,479    33,742,960
                                                          ============  ============

            Operating partnerships units that were issued based on a common stock price that was higher than the average price during the quarter are excluded from the weighted average calculation, as inclusion of these units would be anti-dilutive.

      Interim Financial Statements

            These condensed consolidated financial statements are unaudited and were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The operating results for these periods are not necessarily indicative of the operating results that may be attained for the full fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

      Reclassifications

            Certain reclassifications have been made to amounts in prior years' financial statements to conform with current year presentations. Specifically, overhead expenses related to acquisitions and telecommunication costs previously classified as general and administrative is now included in operating expenses.

3.    Senior Participating Mortgage Note

            The Company's ownership of the senior participating mortgage note related to the Town Arbor Partnership ("Avalon Arbor") has been accounted for as an investment in real estate. The excess of the interest income at the pay rate on the mortgage loan over the cash flow from operations generated by the community is reflected in minority interest. This excess is funded from payments drawn from an escrow account established from contributions by the minority partners. At March 31, 1998, the partnership had $2,934 of cash from these contributions available to fund interest payments. The note bears interest at 10.2%. Upon acquisition, the note was restructured to provide for a 9% pay rate. The difference between the stated interest and the pay rate is deferred interest and is added to the principal. The loan also provides for contingent interest of 50% of gross revenues, as defined, and is payable prior to any payments to the partners. No contingent interest has been paid through March 31, 1998. The note entitles the holder to a 50% net residual value of the property at maturity or upon prior disposition of the property. The note may be prepaid subject to stipulated penalties.

4.    Unsecured Facilities

            The Company's unsecured credit facility (the "Unsecured Facility") is provided by a consortium of banks that provides for $175,000 in short-term credit and is subject to an annual fee of $263. The Unsecured Facility expires on March 31, 2000. As of March 31, 1998, approximately $12,873 of available capacity was used to provide letters of credit and $1,000 was borrowed under the facility.

      Accordingly, the balance that remains available at March 31, 1998 to be drawn under the Unsecured Facility is $161,127. The Unsecured Facility bears interest based upon a LIBOR, Prime or CD rate election at the Company's option. The current pricing is LIBOR plus .80%, provided, however, that up to $75,000 can be competitively bid at lower pricing if market conditions allow. Pricing may be adjusted higher or lower depending on the Company's senior unsecured debt ratings.

            The Company's supplemental unsecured credit facility (the "Supplemental Unsecured Facility" and together with the Unsecured Facility, the "Unsecured Facilities") is provided by First Union National Bank in the amount of $50,000 and is subject to an annual facility fee of $75. The Supplemental Unsecured Facility expires in March 2000 and bears a current interest rate of LIBOR plus .80%. At March 31, 1998, $2,560 of available capacity was used to provide letters of credit and $23,000 was borrowed under the Supplemental Unsecured Facility. Accordingly, the balance that remains available at March 31, 1998 to be drawn under the Supplemental Unsecured Facility is $24,440.

            The weighted average effective interest rates (excluding the cost of facility fees) on borrowings under the Unsecured Facilities for the three months ended March 31, 1998 and 1997 were 6.4% and 6.5%, respectively. Including the cost of facility fees, the weighted average effective interest rates on borrowings under the Unsecured Facilities for the three months ended March 31, 1998 and 1997 were 7.6% and 7.0%, respectively.

            The Company, among other things, is subject to certain customary covenants under the credit agreements for the Unsecured Facilities including maintaining certain maximum leverage ratios, minimum fixed charge coverage ratio, minimum unencumbered asset and equity levels and is restricted from paying dividends in amounts that exceed 95% of the Company's Funds from Operations, as defined.

5.    Stockholders' Equity

            The following summarizes the changes in stockholders' equity for the three months ended March 31, 1998:

                                                                                                  Dividends
                                                                    Additional                  in excess of
                                             Preferred     Common     paid-in       Deferred     accumulated
                                               Stock       Stock      capital     compensation    earnings        Total
                                             ---------    -------   ----------    ------------  ------------    ---------
Stockholders' equity, 12-31-97               $      88    $   420   $   987,540    $    (3,265)  $  (23,773)    $ 961,010
Net income                                           -          -             -              -       18,869        18,869
Dividends declared                                   -          -             -              -      (21,734)      (21,734)
Issuance of Restricted Common
   Stock                                             -          1         4,008              -            -         4,009
Deferred compensation,
   net of amortization                               -          -             -         (2,702)           -        (2,702)
Issuance of Common Stock                             -         10        29,754              -            -        29,764
                                             ---------    -------   ----------    ------------  ------------    ---------
Stockholders' equity, 3-31-98                $      88    $   431   $ 1,021,302    $    (5,967)   $ (26,638)    $ 989,216
                                             =========    =======   ==========    ============  ============    =========

6.    Investments in Unconsolidated Joint Ventures

            At March 31, 1998, investments in unconsolidated joint ventures consist of a 50% general partnership interest in Falkland Partners, a 49% equity interest in Avalon Run, an 86.5% effective equity interest in Town Close Associates (the New Canaan Development Right) and a 50% general partnership interest in Avalon Grove. The following is a combined summary of the financial position of these joint ventures for the periods presented:

                                            3-31-98      12-31-97
                                            -------      --------
Assets:
    Real estate, net                      $  97,500     $  97,964
    Other assets                              4,533        10,790
                                            -------      --------
Total assets                              $ 102,033     $ 108,754
                                            =======      ========

Liabilities and partners' equity:
    Mortgage notes payable                $  26,000     $  26,000
    Other liabilities                         4,197         4,164
    Partners' equity                         71,836        78,590
                                            -------      --------
Total liabilities and partners' equity    $ 102,033     $ 108,754
                                            =======      ========

            The following is a combined summary of the operating results of these joint ventures for the periods presented:

                                                 Three months ended
                                                ----------------------
                                                3-31-98        3-31-97
                                                -------       --------
Rental income                                 $   4,764      $  3,373
Other income                                          7            12
Operating expenses                               (1,289)       (1,128)
Mortgage interest expense                          (197)         (196)
Depreciation and amortization                      (753)         (571)

                                                -------      --------
     Net income                               $   2,532     $   1,490
                                                =======      ========

7.    Subsequent Events

            On April 30, 1998, the Company purchased a 480 apartment home community located in the St. Louis metropolitan area for $29,760.

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

      The following discussion should be read in conjunction with the condensed consolidated financial statements and notes included in this report.

RECENT DEVELOPMENTS

      Merger and Geographic Expansion. On March 9, 1998, the Company announced that it has entered into a definitive merger agreement with Bay Apartment Communities, Inc. ("Bay"), pursuant to which the Company will be merged into Bay, with Bay as the surviving entity (the "Merger"). Under the terms of the agreement, each outstanding common share of the Company will be exchanged for
0.7683 shares of common stock of Bay. The holders of the Company's preferred stock will receive one share of comparable Bay preferred stock for each share of comparable stock they own. The Merger will be accounted for as a purchase of the Company by Bay. The Merger is expected to close in June 1998 and is subject to the approval of both companies' shareholders and other customary regulatory conditions and there can be no assurance that the Merger will be consummated and that the required conditions to closing will be met. The surviving company, to be renamed Avalon Bay Communities, Inc., will (on a pro forma basis as of April 20, 1998) own 141 apartment communities containing 40,700 apartment homes in 29 markets in 15 states and the District of Columbia.

      On March 9, 1998, the Company announced that it has entered into a definitive agreement to acquire selected assets on a presale basis from Trammell Crow Residential - Pacific Northwest ("TCR-NW"). The presale acquisitions are expected to be completed during the next 24 to 36 months. The acquisitions include seven communities in the Seattle, Washington market and one community in the Portland, Oregon market for a total investment by the Company of up to $279,000,000. Together, these eight communities are expected to contain 2,411 apartment homes. The Company will manage these communities after acquiring ownership.

      Possible Sale of Existing Communities. In connection with an agreement executed by the Company in March 1998 which provided for the buyout of certain limited partners in DownREIT V Limited Partnership, the Company granted such partners, or their respective affiliates, the option to purchase two communities owned by the Company and located in Michigan for an aggregate purchase price of approximately $43,000,000. The purchase option expires on July 20, 1998.

      Acquisitions of Existing Communities. On January 7, 1998, the Company purchased two apartment communities located in the Minneapolis metropolitan area. Carriage Green, a 246 apartment home community located in Eagan, Minnesota, and Summer Place, a 160 apartment home community located in Plymouth, Minnesota, were acquired for $27,625,000.

      On April 30, 1998, the Company purchased a 480 apartment home community located in the St. Louis metropolitan area for $29,760,000.

      Land Acquisitions for New Development. On February 26, 1998, the Company purchased a 17.1 acre tract of land in Danbury, Connecticut for $2,100,000. Construction of a new 268 apartment community, Avalon Valley, commenced in the second quarter of 1998.

      On February 27, 1998, the Company purchased a 32 acre tract of land in Danbury, Connecticut for $3,271,000. Construction of a new 135 apartment home community, Avalon Lake, commenced in the first quarter of 1998.

      On March 25, 1998, the Company purchased a 22.5 acre tract of land in Wilmington, Massachusetts for $1,500,000. Construction of a new 204 apartment home community, Avalon Oaks, commenced in the second quarter of 1998.

GENERAL

      The Company's operations consist of the development, construction, acquisition and operation of apartment communities in the Mid-Atlantic, Northeast and the Midwest regions of the United States. The Company also recently announced plans to expand to certain high barrier-to-entry markets of the Pacific Northwest. As of March 31, 1998, the Company held a fee simple ownership interest in 55 operating communities (one of which, Avalon at Center Place, is on land subject to a 149 year land lease), a general partnership interest in three other operating communities (a 50% interest in Falkland Chase, a 49% interest in Avalon Run, and a 50% interest in Avalon Grove), a 99% general partner interest in two partnerships structured as DownREITs (Avalon at Ballston Quincy and Avalon a Ballston Vermont, which are operated as a single community, six communities acquired from Trammell Crow Residential - Midwest and a single community located in Westmont, Illinois) and a 100% interest in a senior participating mortgage note secured by another operating community (Avalon Arbor) which is accounted for as an investment in real estate. The Company also holds a fee simple ownership interest in twelve Development Communities. The existing DownREITs have been structured so that substantially all of the economic interests of these partnerships accrue to the benefit of the Company. The Company believes that it is unlikely that the limited partners in these partnerships will receive any financial return on their limited partnership interests other than the stated distributions on their Units of the Operating Partnerships ("Units") or as a result of the possible future conversion of their Units into shares of common stock. The DownREIT partnerships are consolidated for financial reporting purposes.

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

      The analysis that follows compares the operating results of the Company for the three months ended March 31, 1998 and 1997.

      Net income increased $5,756,000 (43.9%) to $18,869,000 for the three months ended March 31, 1998 compared to $13,113,000 for the comparable period of the preceding year. The primary reasons for this increase are additional operating income from communities developed or acquired during 1998 and 1997, as well as growth in operating income from existing communities.

      Rental income increased $18,789,000 (50.6%) to $55,941,000 for the three months ended March 31, 1998 compared to $37,152,000 for the comparable period of the preceding year. Of the increase for the three month period, $1,536,000 relates to rental revenue increases from Established Communities and $17,253,000 is attributable to the addition of newly completed or acquired apartment homes.

      Overall Portfolio - The $18,789,000 increase in rental income for the three month period is primarily due to increases in the weighted average number of occupied apartment homes as well as an increase in the weighted average monthly rental income per occupied apartment home. The weighted average number of occupied apartment homes increased from 12,252 apartment homes for the three months ended March 31, 1997 to 18,082 apartment homes for the three months ended March 31, 1998 as a result of the development and acquisition of new communities. For the three months ended March 31, 1998, the weighted average monthly revenue per occupied apartment home increased $114 (12.4%) to $1,030 compared to $916 for the comparable period of the preceding year.

      Established Communities - Rental revenue increased $1,536,000 due to strengthening market conditions and the resulting impact on rents and occupancy. Weighted average monthly revenue per occupied apartment home increased $44 (4.9%) to $942 compared to $898 for the comparable period of the preceding year. The average economic occupancy increased .2% from 95.5% to 95.7%.

      Management fees increased $120,000 (47.1%) to $375,000 for the three months ended March 31, 1998 compared to $255,000 for the comparable period of the preceding year. The increase for the three month period is due to certain third-party management contracts acquired in connection with the purchase of a portion of the Trammell Crow Residential - Midwest ("TCR/MW) portfolio in December 1997.

      Operating expenses increased $7,362,000 (54.4%) to $20,894,000 for the three months ended March 31, 1998 compared to $13,532,000 for the comparable period of the preceding year.

      Overall Portfolio - This increase is primarily due to the acquisition of new communities as well as the completion of Development Communities whereby maintenance, property taxes, insurance and other costs are expensed as communities move from the initial construction and lease-up phase to the stabilized operating phase.

      Established Communities - Operating expenses increased $288,000 (2.9%) to $10,123,000 for the three months ended March 31, 1998 compared to $9,835,000 for the comparable period of the preceding year. The increase was concentrated in the maintenance and property taxes categories.

      Interest expense increased $2,823,000 (75.9%) to $6,540,000 for the three months ended March 31, 1998 compared to $3,717,000 for the comparable period of the preceding year. This increase is primarily attributable to the issuance of $110,000,000 and $100,000,000 unsecured senior notes in December 1997 and January 1998, respectively, as well as the assumption of approximately $27,305,000 of variable tax-exempt debt in connection with the purchase of the TCR/MW portfolio.

      Depreciation and amortization increased $2,804,000 (43.3%) to $9,285,000 for the three months ended March 31, 1998 compared to $6,481,000 for the comparable period of the preceding year. This increase reflects additional depreciation expense for the increased number of acquired and developed communities in 1998 and 1997.

      General and administrative expenses increased $488,000 (53.5%) to $1,400,000 for the three months ended March 31, 1998 compared to $912,000 for the comparable period of the preceding year. This increase is primarily due to staff additions related to the growth of the Company's portfolio and higher compensation expense under the restricted stock grant program.

      Equity in income of unconsolidated joint ventures decreased $391,000 to $651,000 for the three months ended March 31, 1998 compared to $1,042,000 for the comparable period of the preceding year. This decrease is principally the result of the non-recurring income from the Avalon Grove joint venture in which the Company was allocated 100% of the lease-up period income prior to the formation of the partnership in December 1997.

      Extraordinary items totaled $1,183,000 for the three months ended March 31, 1997 and reflects the write-off of unamortized deferred financing costs associated with the early retirement of the Company's previous $165,000,000 unsecured credit facility.

FUNDS FROM OPERATIONS

      The Company's management ("Management") generally considers FFO to be an appropriate measure of the operating performance of the Company because it provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with the net income as presented in the condensed consolidated financial statements included elsewhere in this report. FFO is determined in accordance with a resolution adopted by the Board of Governors of NAREIT, and is defined as net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. Further, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO.

      The following table presents an analysis of Funds from Operations for the periods presented (dollars in thousands):

 ANALYSIS OF FUNDS FROM OPERATIONS

                                                                          Three months ended
                                                               ----------------------------------------
                                                                     3-31-98              3-31-97
                                                               -------------------   ------------------
NET INCOME                                                      $          18,869      $        13,113

   Depreciation (real estate related)                                       8,790                6,138
   Joint venture adjustment                                                   177                   81
   Extraordinary item                                                          --                1,183
   Preferred stock dividends                                               (4,914)              (4,914)
                                                               -------------------   ------------------
FUNDS FROM OPERATIONS                                           $          22,922      $        15,601
                                                               ===================   ==================

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                            42,618,030           33,478,709
                                                               ===================   ==================
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                          42,905,479           33,742,960
                                                               ===================   ==================

OTHER CAPITALIZED EXPENDITURES AND OTHER INFORMATION
   Capital expenditures:
       Community level (1)                                      $             522      $           439
       Corporate level (2)                                      $           1,732      $           263
   Loan principal amortization payments                         $             281      $           321
   Capitalized deferred financing costs (3)                     $             137      $            81


------------------

     Footnotes to Analysis of Funds from Operations

(1) The Company expenses all recurring non-revenue generating community expenditures, including carpet and appliance replacements. See "Capitalization of Fixed Assets and Community Improvements."

(2) Primarily represents the cost of new offices in Alexandria, Chicago and Minnepolis as well as new computer equipment to absorb additional communities and to support the merged company.

(3) Substantially all of the deferred financing costs incurred for the three months ended March 31, 1998 relate to the costs incurred on the closing of the $100 million unsecured senior notes.

CAPITALIZATION OF FIXED ASSETS AND COMMUNITY IMPROVEMENTS

      The Company maintains a policy with respect to capital expenditures that generally provides that only non-recurring expenditures are capitalized. Improvements and upgrades are capitalized only if the item exceeds $15,000, extends the useful life of the asset and is not related to making an apartment home ready for the next resident. Under this policy, virtually all capitalized costs are non-recurring, as recurring make ready costs are expensed as incurred, including costs of carpet and appliance replacements, floor coverings, interior painting and other redecorating costs. Purchases of personal property (such as computers and furniture) are capitalized only if the item is a new addition (i.e., not a replacement) and only if the item exceeds $2,500. The application of these policies for the three months ended March 31, 1998 resulted in non-revenue generating capitalized expenditures for Stabilized Communities of approximately $522,000 or $29 per apartment home. For the three months ended March 31, 1998, the Company charged to maintenance expense, including carpet and appliance replacements, a total of approximately $3,859,000 for Stabilized Communities or $213 per apartment home. Management anticipates that capitalized costs per apartment home will gradually rise as the Company's portfolio of communities matures. The table on the following page is a summary of expenditures for both recurring maintenance costs (expensed) and community upgrades (capitalized) for the three months ended March 31, 1998.

        EXPENDITURES FOR COMMUNITY AND CORPORATE UPGRADES (CAPITALIZED)
                     AND COMMUNITY MAINTENANCE (EXPENSED)
                 (Dollars in thousands, except per home data)

                                                                             Q1 1998 Capitalized Costs
                                                                        ------------------------------------
                                                                        Acquisitions,
                                                                        Construction       Non-Revenue             Q1 1998
                                                                         and Revenue    Generating Capx       Maintenance Expensed
                                   Number    Balance at    Balance at    Generating     -------------------   --------------------
        Community                 of Homes    12-31-97 (1) 03/31/98(1)     Costs        Total      Per Home   Total       Per Home
-------------------------------   --------   ------------- -----------  ------------    -----      --------   -----       --------
STABILIZED
Avalon Watch                           512    $  28,423     $  28,464      $ --        $  41       $  80      $  79      $  154
Avalon Pavilions                       932       56,693        56,717        --           24          26        156         167
Avalon Glen                            238       30,244        30,285        13           28         118         90         378
Avalon Walk I                          430       34,587        34,618        --           31          72         71         165
Avalon Walk II                         334       23,740        23,764        --           24          72         65         195
Avalon View                            288       17,812        17,832        --           20          69         87         302
Avalon Park                            372       19,948        19,956        --            8          22         79         212
Avalon at Ballston -
  Washington Towers                    344       36,893        36,908        --           15          44         74         215
Avalon at Gayton                       328        9,945        10,034        43           46         140         68         207
Avalon at Hampton I                    186        3,764         3,824        60           --          --         44         237
Avalon at Hampton II                   231        8,229         8,298        69           --          --         39         169
Avalon at Dulles                       236       11,706        11,719        --           13          55         84         356
Avalon Knoll                           300        8,067         8,111         4           40         133         73         243
Avalon Lea                             296       16,130        16,135        --            5          17         61         206
Avalon at Fairway Hills I              192        9,454         9,456         2           --          --         37         193
Avalon Ridge                           432       25,269        25,278         9           --          --         88         204
Avalon at Symphony Glen                174        8,166         8,174         1            7          40         47         270
Avalon at Park Center                  492       37,658        37,658        --           --          --         95         193
4100 Mass. Avenue                      308       34,931        34,931        --           --          --        112         364
Avalon Woods                           268        8,319         8,324        --            5          19         40         149
Avalon at Carter Lake                  259       11,560        11,560        --           --          --         60         232
Avalon Pointe                          140        7,841         7,851        --           10          71         29         207
Avalon Landing                         158        9,303         9,303        --           --          --         48         304
Avalon Birches                         312       13,461        13,567       101            5          16         56         179
Avalon at Lake Arbor                   209       11,950        11,959        --            9          43         58         278
Avalon at Decoverly                    368       31,151        31,154        --            3           8         58         158
Avalon Summit                          245       16,289        16,386        97           --          --         50         204
Avalon Towers                          109       15,943        15,943        --           --          --         76         697
Longwood Towers                        307       21,501        21,501        --           --          --         80         261
Avalon Fields                          192       14,298        14,305        --            7          36         30         156
Avalon West                            120       10,810        10,810        --           --          --         33         275
Avalon Chase                           360       23,661        23,661        --           --          --         77         214
Avalon Pines                           174        8,659         8,664         5           --          --         28         161
Avalon at Fairway Hills II             527       33,924        33,985        61           --          --        102         194
Avalon at Boulders                     284       16,087        16,126        35            4          14         48         169
AutumnWoods                            420       30,631        30,640         1            8          19         73         174
Avalon Run East                        206       16,233        16,233        --           --          --         23         112
Avalon Station                         223       12,001        12,014        --           13          58         55         247
Avalon Cove                            504       90,291        90,347        56           --          --         84         167
Avalon Crossing                        132       13,778        13,867        89           --          --         24         182
Avalon Springs                         102       15,775        15,824        49           --          --         35         343
Avalon at Ballston -
  Vermont/Quincy                       454       46,722        46,722        --           --          --        114         251
Avalon at Center Place                 225       26,424        27,063       523          116         516         59         262
Avalon at Providence Park              140       11,066        11,069         3           --          --         36         257
Avalon Gates                           340       35,369        35,426        57           --          --         76         224
Avalon at Lexington                    198       14,784        14,816        --           32          --         53         268
Avalon Green                           105       12,439        12,447        --            8          --         51         486
Avalon Commons                         312       31,732        32,442       710           --          --         66         212
Avalon Crescent                        558       56,625        56,752       127           --          --         58         104
Avalon Court                           154       17,231        17,605       374           --          --         33         214
Summerplace (2)                        160           --        10,740    10,740           --          --         33         206
Carriage Green (2)                     246           --        17,775    17,775           --          --         45         183
Village Park of Westmont               400       25,743        25,747         4           --          --        104         260
Village Park of Troy                   544       31,290        31,290        --           --          --        117         215
Avalon Heights                         225       15,308        15,308        --           --          --         45         200
Avalon  at Willow Lake                 230       14,944        15,231       287           --          --         41         178
Avalon at Geist                        146       12,080        12,178        98           --          --         26         178
Avalon at Montgomery                   264       15,153        15,624       471           --          --         40         152
Avalon Devonshire                      498       36,143        36,679       536           --          --        113         227
Avalon at Danada Farms                 295       37,571        37,766       195           --          --         60         203
Avalon at Stratford Green              192       21,572        21,687       115           --          --         39         203
Aspen Meadows                          214       12,435        12,435        --           --          --         34         159
                                  --------   ----------    ----------   -------         -----      ------     -----       --------
                                    18,144    1,329,756     1,362,988    32,710          522          29      3,859         213
                                  --------   ----------    ----------   -------         -----      ------     -----       --------

                                       16

               EXPENDITURES FOR COMMUNITY AND CORPORATE UPGRADES
        (CAPITALIZED) AND COMMUNITY MAINTENANCE (EXPENSED) - CONTINUED
                 (Dollars in thousands, except per home data)

                                          Number       Balance at      Balance at
              Community                  of Homes       12-31-97   (1)  3-31-98  (1)
---------------------------------------  ----------   -------------   -------------
NEW DEVELOPMENTS                             3,029         154,762         205,079
----------------                         ----------   -------------   -------------
OTHER
Longwood Towers - Renovation                    --          15,876          17,987
Avalon Arbor (4)                               302          28,461          28,597
Corporate Level Expenditures                    --           6,131           7,863
                                         ==========   =============   =============
Grand Total                                 21,475 (5)   1,534,986       1,622,514
                                         ==========   =============   =============


                                                     Q1 1998 Capitalized Costs
                                            ---------------------------------------------

                                             Acquisitions,            Non-Revenue                   Q1 1998
                                              Construction          Generating Capx          Maintenance Expensed
                                              and Revenue       -------------------------  --------------------------
              Community                  Generating Costs       Total       Per Home       Total        Per Home
---------------------------------------    -----------------   ------------   ----------  -------------  -----------
NEW DEVELOPMENTS                                     50,317             --           --             83          N/A
----------------                           -----------------   ------------   ----------  -------------  -----------
OTHER
Longwood Towers - Renovation                          2,111 (3)         --           --             --           --
Avalon Arbor (4)                                        136             --          N/A             85          281
Corporate Level Expenditures                          1,732             --          N/A             --           --
                                           =================   ============   ==========  =============  ===========
Grand Total                                          87,006            522          N/A          4,027          N/A
                                           =================   ============   ==========  =============  ===========


(1) Costs are presented in accordance with generally accepted accounting principles ("GAAP") and exclude the step-up in basis attributed to continuing investors.

(2) Acquired in 1998.

(3) Represents renovation costs incurred.

(4) Ownership through ownership of the Avalon Arbor mortgage note. See Note 3 to the unaudited condensed consolidated financial statements. Increases in capitalized value relate primarily to accrued interest and do not reflect capitalized community upgrades.

(5) Excludes Falkland Chase, Avalon Run and Avalon Grove, a total of 1,278 apartment homes owned by joint ventures in which the Company holds a 50% interest, 49% interest and 50% interest, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      Liquidity. A primary source of liquidity to the Company is cash flows from operations. Operating cash flows have historically been determined by the number of apartment homes, rental rates, occupancy levels and the Company's expenses with respect to such apartment homes. The cash flows used in investing activities and provided by financing activities have historically been dependent on the number of apartment homes under active development and construction or that were acquired during any given period.

      Cash and cash equivalents increased from $3,036,000 at March 31, 1997 to $3,497,000 at March 31, 1998 due to the excess of cash provided by financing and operating activities over cash flow used in investing activities.

          Net cash provided by operating activities increased by $6,938,000 from $22,513,000 to $29,451,000 primarily due to an increase in operating income from newly developed and acquired communities and Established Communities.

          Cash used in investing activities decreased by $2,076,000 from $92,433,000 to $90,357,000 primarily due to the acquisition of two communities for $45,698,000 in 1997 compared to the acquisition of two communities for $27,625,000 in 1998, offset by an increase in construction costs.

          Net cash provided by financing activities decreased by $1,034,000 from $58,715,000 to $57,681,000 primarily due to an increase in dividends paid and a decrease in borrowings under the Unsecured Facilities, offset by the net proceeds received from the sale of 923,856 shares of the Company's common stock and the issuance of $100,000,000 unsecured senior notes in January 1998.

      The Company regularly reviews its short-term liquidity needs and the adequacy of Funds from Operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring operating expenses, debt service payments and the minimum dividend payment required to maintain the Company's REIT qualification under the Internal Revenue Code. Management anticipates that these needs will be fully funded from cash flows provided by operating activities. Any short-term liquidity needs not provided by current operating cash flows would be funded from the Company's Unsecured Facilities. Normal recurring expenditures for maintenance and repairs (including carpet and appliance replacements) are funded from the operating cash flows of Stabilized Communities and are expensed as incurred. Major upgrades or community improvements are capitalized and depreciated over the expected economic useful life of the item only if the expenditure exceeds $15,000 per occurrence and only if the expenditure extends the economic useful life of the community. Purchases of personal property (such as computers and furniture) are capitalized only if the item is a new addition (i.e., not a replacement) and only if the item exceeds $2,500. The application of these policies for the three month period ended March 31, 1998 resulted in capitalized expenditures for Stabilized Communities of $29 per apartment home.

      The Company's 7-3/8%, 6-7/8% and 6-5/8% unsecured senior notes will mature in 2002, 2007 and 2005, respectively. Additionally, mortgage indebtedness on the Avalon Pines and Avalon Walk II apartment communities will mature in 2003 and 2004, respectively. Since Management anticipates that no significant portion of the principal of such indebtedness will be repaid prior to maturity and if Company does not have funds on hand sufficient to repay such indebtedness, it will be necessary for the Company to refinance this debt. Such refinancing could be accomplished through additional debt financing, which may be collateralized by mortgages on individual communities or groups of communities, by uncollateralized private or public debt offerings or by additional equity offerings. There can be no assurance that such additional debt financing or debt offerings will be available on terms satisfactory to the Company. Currently, no other permanent indebtedness will require balloon payments prior to the year 2005.

      Capital Resources. To sustain the Company's active development and acquisitions program, continuous access to the capital markets is required. Management intends to match the long-term nature of its real estate assets with long-term cost effective capital. The Company has demonstrated regular and continuous access to the capital markets since its initial public offering, raising approximately $1.1 billion and over $345 million in the last 5 months. Management follows a focused strategy to help facilitate uninterrupted access to capital. This strategy includes:

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

4. Maintain a conservative capital structure largely comprised of equity and with modest, cost-effective leverage. Secured debt will generally be avoided and used primarily to obtain low cost, tax-exempt debt. Such a structure should promote an environment for ratings upgrades that can lead to a lower cost of capital and increased financial flexibility;

5. Accounting practices that provide a high level of quality to reported earnings; and

6. Timely, accurate and detailed disclosures to the investment community;

         Management believes that these strategies provide a disciplined approach to capital access that is expected to ensure that capital resources are available to fund portfolio growth.

         The following is a discussion of specific capital transactions, arrangements and agreements that are important to the capital resources of the Company.

Unsecured Facilities

         The Company's unsecured credit facility (the "Unsecured Facility") is provided by a consortium of banks that provides for $175,000,000 in short-term credit and is subject to an annual facility fee of $262,500. The Unsecured Facility expires in March 2000. Borrowings under the Unsecured Facility bear an interest rate of .80% over LIBOR. A competitive bid option is available for up to $75,000,000 which may result in lower pricing if market conditions allow. At March 31, 1998, $1,000,000 was borrowed, $12,873,000 was used to provide letters of credit and $161,127,000 was available for borrowing under the Unsecured Facility. The Company will use borrowings under the Unsecured Facility for capital expenditures, acquisitions of developed or undeveloped communities, construction, development and renovation costs, credit enhancement for tax-exempt bonds and for working capital purposes.

         The Company's supplemental unsecured credit facility (the "Supplemental Unsecured Facility" and together with the Unsecured Facility, the "Unsecured Facilities") is provided by First Union National Bank in the amount of $50,000,000 and is subject to an annual fee of $75,000. The Supplemental Unsecured Facility expires in March 2000 and bears an interest rate of LIBOR plus .80%. At March 31, 1998, $2,560,000 of available capacity was used to provide letters of credit, and $23,000,000 was borrowed under the Supplemental Unsecured Facility. Accordingly, the balance that remains available at March 31, 1998 to be drawn under the Supplemental Unsecured Facility is $24,440,000.

Interest Rate Protection Agreements

         In connection with the refinancing of the tax-exempt bonds related to the Avalon Lea and Avalon Ridge communities in October 1997, the Company purchased an interest rate cap agreement for $101,000. This agreement terminates October 31, 2002 and serves to place a ceiling on the interest rate on the bonds at 6.9%.

         The Company is not a party to any long-term interest rate agreements, other than the interest rate protection agreement described above. The Company intends, however, to evaluate the need for long-term interest rate protection agreements as interest rate market conditions dictate and has engaged a consultant to assist in managing the Company's interest rate risks and exposure.

Financing Commitments/Transactions Completed

         On January 22, 1998, the Company completed a $100,000,000 offering of unsecured senior notes. The notes bear an interest rate at 6.625% payable semi-annually on January 15 and July 15 and will mature on January 15, 2005. The notes were sold at a price of 99.976% par value to yield 6.629% to maturity or a 111 basis point spread over the then-prevailing 7-year U.S. Treasury Note rate. The Company used the net proceeds of approximately $99,400,000 to repay amounts outstanding under the Unsecured Facilities.

         On January 27, 1998, the Company completed the sale of 923,856 shares of Common Stock to The Prudential Insurance Company of America under its existing shelf registration statement at a net purchase price of $29.09 per share. The net proceeds of approximately $26,872,000 were used to retire indebtedness under the Unsecured Facilities.

Future Financing Needs

         Substantially all of the capital expenditures to complete the communities currently under construction will be funded from the Unsecured Facilities and/or issuance of debt or equity securities. Except for Longwood Towers, the Company has no present plans for any major capital improvements to any of the Current Communities. The renovation of Longwood Towers is expected to be completed by the end of June 1998 and is being funded by advances under the Unsecured Facilities, operating cash flow or other financing sources. Management expects to continue to fund deferred development costs related to future developments from Funds from Operations and advances under the Unsecured Facilities. The Company believes that these sources of capital are adequate to take each of the proposed communities to the point in the development cycle where construction can commence.

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

         The table on the following page summarizes debt maturities for the next five years (excluding the Unsecured Facilities):

                             AVALON PROPERTIES, INC.
                             DEBT MATURITY SCHEDULE
                             (Dollars in thousands)

                                                                    Balance Outstanding at
                                                                --------------------------------
                                     All-in          Maturity
           Community               Interest Rate      Date          12-31-97         3-31-98
-----------------------------     --------------   -----------  --------------  ----------------
Tax-Exempt Bonds:

     Fixed Rate

   * Avalon Lea                        8.02%         Jun-2026       $  16,835         $  16,835
   * Avalon Ridge                      8.00%         Jun-2026          26,815            26,815
   * Avalon at Dulles                  7.04%         Jul-2024          12,360            12,360
   * Avalon Hampton II                 7.04%         Jul-2024          11,550            11,550
   * Avalon at Symphony Glen           7.06%         Jul-2024           9,780             9,780
   * Avalon View                       7.55%         Aug-2024          19,315            19,265
   * Avalon at Lexington               6.56%         Feb-2025          15,071            15,015
   * Avalon Knoll                      6.95%         Jun-2026          13,917            13,878
   * Avalon Landing                    6.85%         Jun-2026           6,892             6,872
   * Avalon West                       7.73%         Dec-2036           8,731             8,716
   * Avalon Fields                     7.57%         May-2027          12,019            11,988
                                                                --------------  ----------------
                                                                      153,285           153,074
     Variable Rate

   * Avalon at Fairway Hills I                       Jun-2026          11,500            11,500
   * Avalon at Hampton I                             Jun-2026           8,060             8,060
   * Avalon Pointe                                   Jun-2026           6,387             6,387
   * Avalon Devonshire                               Dec-2025          27,305            27,305
                                                                --------------  ----------------
                                                                       53,252            53,252
Conventional Loans:

     Fixed Rate

     Unsecured Senior Notes            7.375%        Sep-2002          99,892            99,898
     Unsecured Senior Notes            7.035%        Dec-2007         109,803           109,808
     Unsecured Senior Notes            6.625%        Jan-2005              --            99,977
   * Avalon Pines                       8.00%        Dec-2003           5,433             5,416
   * Avalon Walk II                     8.93%        Nov-2004          12,964            12,911
                                                                --------------  ----------------
                                                                      228,092           328,010
     Variable Rate-None                                                   --                --
                                                                --------------  ----------------
Total indebtedness - excluding
      Unsecured Facilities                                           $ 434,629         $ 534,336
                                                                ==============  ================


                                                                     Total Maturities
                                ----------------------------------------------------------------------------------

           Community              1998        1999          2000          2001             2002         THEREAFTER
-----------------------------   -------- -------------  -----------  --------------  --------------- -------------
Tax-Exempt Bonds:

     Fixed Rate

   * Avalon Lea                   $  --       $    --      $    --         $    --        $      --      $  16,835
   * Avalon Ridge                    --            --           --              --               --         26,815
   * Avalon at Dulles                --            --           --              --               --         12,360
   * Avalon Hampton II               --            --           --              --               --         11,550
   * Avalon at Symphony Glen         --            --           --              --               --          9,780
   * Avalon View                    180           290          330             350              373         17,742
   * Avalon at Lexington            170           240          255             271              288         13,791
   * Avalon Knoll                   124           175          187             200              214         12,978
   * Avalon Landing                  63            89           95             101              108          6,416
   * Avalon West                     31            50           53              57               61          8,464
   * Avalon Fields                   96           137          147             157              169         11,282
                                -------- -------------  -----------  --------------  --------------- --------------
                                    664           981        1,067           1,136            1,213        148,013
     Variable Rate

   * Avalon at Fairway Hills I       --            --           --              --               --         11,500
   * Avalon at Hampton I             --            --           --              --               --          8,060
   * Avalon Pointe                   --            --           --              --               --          6,387
   * Avalon Devonshire               --            --           --              --               --         27,305
                                -------- -------------  -----------  --------------  --------------- --------------
                                     --            --           --              --               --         53,252
Conventional Loans:

     Fixed Rate

     Unsecured Senior Notes          --            --           --              --           99,898             --
     Unsecured Senior Notes          --            --           --              --               --        109,808
     Unsecured Senior Notes          --            --           --              --               --         99,977
   * Avalon Pines                    86           112          121             131              142          4,824
   * Avalon Walk II                 149           221          241             264              288         11,748
                                -------- -------------  -----------  --------------  --------------- --------------
                                    235           333          362             395          100,328        226,357
     Variable Rate-None             --            --           --              --               --             --
                                -------- -------------  -----------  --------------  --------------- --------------
Total indebtedness - excluding
      Unsecured Facilities         $ 899       $ 1,314      $ 1,429         $ 1,531        $ 101,541      $ 427,622
                                ======== =============  ===========  ==============  =============== ==============

   * Indicates loan is collateralized.

BUSINESS STRATEGY; INFLATION

         Management believes that apartment communities present an attractive investment opportunity compared to other real estate investments because a broad potential resident base results in relatively stable demand of all phases of a real estate cycle. The Company intends to pursue appropriate new investments (both acquisitions of new communities and new developments) where constraints to new supply exist and where new household formations have out-paced multifamily permit activity in recent years. The Company has targeted certain high barrier-to-entry markets in the Northeast, Mid-Atlantic and Midwest regions of the United States for investment opportunities. Recently, the Company has begun expanding into selected Pacific Northwest markets and entered into a merger agreement with Bay that will create a combined company with assets in the supply constrained markets of the Mid-Atlantic, Northeast, Midwest and selected West Coast markets. The combined company will have 75% of its assets located in the top 10 apartment markets of the United States, as rated by the January/February 1998 issue of Multi-Housing News.

         At March 31, 1998, Management had positioned the Company's portfolio of Stabilized Communities, excluding communities owned by joint ventures, to a physical occupancy level of 97.0% and achieved an average economic occupancy of 95.9% for the three months ended March 31, 1998. Average economic occupancy for the portfolio for the three months ended March 31, 1997 was 95.1%. This continued high occupancy was achieved through aggressive marketing efforts combined with limited and targeted pricing adjustments. This positioning has resulted in overall growth in rental revenue from Established Communities between periods. It is Management's strategy to maximize total rental revenue through management of rental rates and occupancy levels. If market and economic conditions change, Management may adopt a strategy of maximizing rental rates, which could lead to lower occupancy levels, if Management believes that this strategy will maximize rental revenue. Given the currently high occupancy level of the portfolio, Management anticipates that, for the foreseeable future, any rental revenue and net income gains from currently owned and Established Communities would be achieved primarily through higher rental rates and enhanced operating cost leverage provided by high occupancy, rather than through continued occupancy gains.

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

DEVELOPMENT COMMUNITIES

         At May 5, 1998, 12 Development Communities were under construction. The total capitalized cost of these Development Communities, when completed, is currently expected to be approximately $389.2 million. There can be no assurance that the Company will complete the Development Communities, that the Company's budgeted costs, leasing, start dates, completion dates, occupancy or estimates of "EBITDA as % of Total Budgeted Cost" will be realized or that future developments will realize comparable returns.

         In accordance with GAAP, the Company capitalizes interest expense during construction until each building obtains a certificate of occupancy, thereafter, interest for each completed building is expensed. Capitalized interest for the three months ended March 31, 1998 and 1997 totaled $2,171,000 and $2,511,000, respectively.

         The following page presents a summary of Development Communities:

                        DEVELOPMENT COMMUNITIES SUMMARY

                        NUMBER OF   BUDGETED                             ESTIMATED     ESTIMATED      EBITDA AS %
                        APARTMENT     COST     CONSTRUCTION   INITIAL   COMPLETION   STABILIZATION     OF TOTAL
                          HOMES    ($ MILLIONS)   START      OCCUPANCY     DATE        DATE (1)     BUDGETED COST (2)
                        ---------- ----------- ------------- ---------- ------------ -------------- ----------------
Avalon at Fair Lakes
Fairfax, VA                   234    $ 23.3      Q1 1997      Q4 1997     Q2 1998       Q4 1998          10.4%

Avalon at Faxon Park
Quincy, MA                    171      15.8      Q1 1997      Q4 1997     Q2 1998       Q4 1998          12.1%

Avalon Gardens
Nanuel, NY                    504      53.8      Q3 1996      Q2 1997     Q3 1998       Q1 1999          10.8%

Avalon at Cameron Court
Alexandria, VA                460      44.7      Q2 1997      Q1 1998     Q4 1998       Q1 1999          11.0%

Avalon Fields II
Gaithersburg, MD               96       9.2      Q3 1997      Q2 1998     Q4 1998       Q1 1999          10.2%

Avalon Willow
Mamaroneck, NY                227      41.8      Q2 1997      Q3 1998     Q1 1999       Q2 1999          9.2%

Avalon Crest
Fort Lee, NJ                  351      57.4      Q4 1997      Q2 1999     Q4 1999       Q1 2000          10.1%

Avalon Cove South
Jersey City, NJ               269      51.8      Q1 1998      Q2 1999     Q3 1999       Q4 1999          10.0%

Avalon House
Bronxville, Ny                110      26.4      Q1 1998      Q2 1999     Q3 1999       Q4 1999          9.7%

Avalon Valley
Danbury, CT                   268      26.1      Q1 1998      Q1 1999     Q3 1999       Q1 2000          10.1%

Avalon Lake
Danbury, CT                   135      17.0      Q2 1998      Q2 1999     Q3 1999       Q1 2000          10.1%

Avalon Oaks
Wilmington, MA (3)            204      21.9      Q2 1998      Q1 1999     Q3 1999       Q1 2000          10.3%

                        ---------- -----------                                                      ----------------
Total/Average               3,029    $ 389.2                                                             10.3%
                        ========== ===========                                                      ================

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

(3)  Financed with tax-exempt bonds.
                                       23

DEVELOPMENT RIGHTS

         The Company is considering the development of 18 new apartment communities. The status of these Development Rights range from land owned or under contract for which design and architectural planning has just commenced to land under contract or owned by the Company with completed site plans and drawings where construction can commence almost immediately. There can be no assurance that the Company will succeed in obtaining zoning and other necessary governmental approvals or the financing required to develop these communities, or that the Company will decide to develop any particular community. Further, there can be no assurance that construction of any particular community will be undertaken or, if undertaken, will begin at the expected times assumed in the financial projections or be completed at the total budgeted cost. Although there is no assurance that all or any of these communities will proceed to development, the successful completion of all of these communities would ultimately add approximately 4,922 institutional-quality apartment homes to the Company's portfolio. At March 31, 1998, the cumulative capitalized costs incurred in pursuit of the 18 Development Rights were approximately $14.4 million, including the capitalized cost of $7.5 million related to the purchase of land in New Canaan, Connecticut. Many of these apartment homes will offer features like those offered by the communities currently owned by the Company. The 18 Development Rights that the Company is currently pursuing are summarized below.

                     DEVELOPMENT RIGHTS SUMMARY

                                                               TOTAL
                                       ESTIMATED              BUDGETED
                                       NUMBER OF                COST
           LOCATION                     HOMES               ($ MILLIONS)
       ------------------          ----------------       --------------
   1.  Peabody, MA                        434                 $ 35.9
   2.  Hull, MA                           162                   17.0
   3.  New Rochelle, NY                   408                   62.7
   4.  Stamford, CT                       195                   30.5
   5.  Freehold, NJ                       452                   38.4
   6.  Herndon, VA                        165                   19.5
   7.  Melville - II, NY                  340                   40.3
   8.  Orange, CT                         172                   15.5
   9.  New Canaan, CT (1)                 104                   24.1
  10.  Darien, CT                         172                   26.1
  11.  Yonkers, NY                        256                   33.7
  12.  Greenburgh - II, NY                500                   74.0
  13.  Greenburgh - III, NY               266                   39.3
  14.  Florham Park, NJ                   270                   37.5
  15.  Ridgefield, CT                     240                   30.2
  16.  Naperville, IL                     200                   22.0
  17.  Westbury, NY                       361                   47.6
  18.  Providence, RI                     225                   26.4

                                   -----------            -----------
       Total                            4,922                 $620.7
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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a) Exhibit No.          Description

         27.1                 Financial Data Schedule - Q1 1998

         27.2                 Financial Data Schedule - Q1 1997


      b) On January 15, 1998, the Company filed a Current Report on Form 8-K, reporting under item (5) the pursuit of certain investment opportunities in Boston, Massachusetts and the Pacific Northwest.

         On January 26, 1998, the Company filed a Current Report on Form 8-K relating to the offering and sale of $100,000,000 aggregate principal amount of the Company's 6 5/8% Senior Notes due 2005.

         On March 10, 1998, the Company filed a Current Report on Form 8-K, as amended and restated by Form 8-K/A on March 12, 1998, reporting under item (5) the merger agreement between the Company and Bay Apartment Communities, Inc.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 AVALON PROPERTIES, INC.

Date: May 12, 1998               By      /s/  RICHARD L. MICHAUX
                                    ------------------------------------------
                                 Richard L. Michaux, Chairman of the Board,
                                 Chief Executive Officer and
                                 Director (Principal Executive Officer)


Date: May 12, 1998               By      /s/  THOMAS J. SARGEANT
                                    ------------------------------------------
                                 Thomas J. Sargeant, Chief Financial Officer,
                                 Treasurer and Secretary
                                 (Principal Financial and Accounting Officer)